Form 10-Q
period 1996-11-30
HOMESIDE INC
filed 1997-01-14
CIK 1016628

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 333-06737


                                 HomeSide, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                         59-3387041
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


                   7301 Baymeadows Way, Jacksonville, FL 32256
               (Address of principal executive offices) (Zip Code)


                                (904) 281-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __  No _x_

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 HOMESIDE, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)


                                                              November 30, 1996
                                                              -----------------
 ASSETS

 Cash and cash equivalents                                           $    1,183
 Mortgage loans held for sale, net                                    1,101,229
 Mortgage servicing rights receivable, net                            1,339,819
 Accounts receivable                                                    173,145
 Premises and equipment, net                                             29,221
 Other assets                                                           214,114
                                                                     ----------

 Total Assets                                                        $2,858,711
                                                                     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Notes payable to banks                                              $2,010,813
 Accounts payable and accrued liabilities                               141,555
 Deferred income taxes payable                                           97,139
 Long term debt                                                         221,278
                                                                     ----------

 Total Liabilities                                                    2,470,785

 Common stock:
  Common stock, $.01 par value, 119,610,000 shares authorized and
      34,825,792 shares issued and outstanding                              348
  Class B non-voting common stock, $.01 par value, 195,000 shares
      authorized, and 97,138 shares issued and outstanding                    1
  Class C non-voting common stock, $1.00 par value, 195,000 shares
      authorized, and 97,138 shares issued and outstanding                   97
 Additional paid in capital                                             360,054
 Retained earnings                                                       29,276
                                                                      ---------
                                                                        389,776
 Less: Notes received in payment for capital stock                       (1,850)
                                                                     ----------

 Total Stockholders' Equity                                             387,926

 Total Liabilities and Stockholders' Equity                          $2,858,711
                                                                     ==========

                                 HOMESIDE, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars in Thousands)
                                   (Unaudited)


                                                                    For the
                                              For the Three       Period From
                                               Months Ended    March 16, 1996 to
                                            November 30, 1996  November 30, 1996
                                            -----------------  -----------------
  REVENUES:

  Mortgage servicing fees                        $ 91,636         $ 216,470
  Amortization of mortgage servicing rights       (48,831)         (105,737)
                                                 --------         ---------
       Net servicing revenue                       42,805           110,733

  Interest income                                  25,241            60,230
  Interest expense                                (22,321)          (61,203)
                                                 --------          --------
       Net interest expense                         2,920              (973)

  Net mortgage origination revenue                 16,521            43,604
  Other income                                         79               541
                                                 --------          --------
       Total revenue                               62,325           153,905

  EXPENSES:

  Salaries and employee benefits                   20,650            53,307
  Occupancy and equipment                           3,337             8,267
  Servicing losses on investor-owned loans          4,957            12,953
  Other expenses                                   11,711            29,579
                                                 --------          --------
       Total expenses                              40,655           104,106

  Income before income taxes                       21,670            49,799
  Income tax expense                                9,015            20,523
                                                 --------          --------

  Net income                                       12,655            29,276
  Retained earnings at beginning of period         16,621                --
                                                 --------          --------
  Retained earnings at end of period             $ 29,276          $ 29,276
                                                 ========          ========



                                 HOMESIDE, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         For the Period From
                                                                          March 16, 1996 to
                                                                          November 30, 1996
                                                                          -----------------
  CASH FLOWS USED IN OPERATING ACTIVITIES:

  Net income                                                                  $    29,276
  Amortization                                                                    108,818
  Depreciation                                                                      3,178
  Servicing losses on investor-owned loans                                         12,953
  Deferred income tax expense                                                      20,523
  Capitalized excess servicing rights                                             (16,373)
  Mortgage loans originated and purchased for sale                             (9,081,815)
  Proceeds and principal repayments of mortgage loans held for sale             8,853,510
  Change in accounts receivable                                                   (78,235)
  Change in other assets and accounts payable and accrued liabilities             (33,624)
                                                                               ----------
  Net cash used in operating activities                                          (181,789)

  CASH FLOWS USED IN INVESTING ACTIVITIES:

  Purchase of premises and equipment                                               (3,354)
  Acquisition of mortgage servicing rights                                       (344,288)
  Net purchases of risk management contracts                                      (88,438)
  Acquisition of BBMC, net of cash acquired                                      (133,392)
  Acquisition of BMC, net of cash acquired                                       (106,244)
                                                                              -----------
  Net cash used in investing activities                                          (675,716)

  CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Net borrowings from banks                                                       526,480
  Issuance of bridge financing                                                     90,000
  Repayment of bridge financing                                                   (90,000)
  Issuance of notes                                                               200,000
  Payment of debt issue costs                                                     (20,290)
  Repayment of long term debt                                                        (417)
  Proceeds from issuance of common stock                                          152,915
                                                                              -----------
  Net cash provided by financing activities                                       858,688

  Net increase in cash                                                              1,183
  Cash and cash equivalents at beginning of period                                     --
                                                                              -----------
  Cash and cash equivalents at end of period                                  $     1,183
                                                                              ===========

                                 HOMESIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

    The accompanying unaudited consolidated financial statements of HomeSide, Inc. ("HomeSide" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from March 16, 1996 (date operations began) to November 30, 1996 and the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 1997.

    The accompanying interim financial statements of HomeSide have been prepared for the period March 16, 1996 to November 30, 1996 to coincide with the commencement of operations of HomeSide as discussed in "ORGANIZATION" below and the end of the Company's third fiscal quarter based on a February 28 year end. The financial statements for the third quarter of fiscal 1997 include the period September 1, 1996 to November 30, 1996. The financial statements presented include the results of operations of the Company's wholly-owned operating subsidiary, HomeSide Lending, Inc., and beginning June 1, 1996, the results of operations of the servicing activities of Barnett Mortgage Company ("BMC") acquired on May 31, 1996.

    References to the first quarter of fiscal 1997 relate to the period March 16, 1996 to May 31, 1996. References to the second quarter of fiscal 1997 relate to the three months ended August 31, 1996. References to the third quarter of fiscal 1997 relate to the three months ended November 30, 1996. Year to date operating results include the period March 16, 1996 to November 30, 1996.

2.  Organization
----------------

    On December 11, 1995, HomeSide was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("Bank of Boston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business ("BBMC") owned by Bank of Boston. The transaction closed on March 15, 1996 and HomeSide began operations on March 16, 1996 through its operating subsidiary, HomeSide Lending, Inc.

    On May 31, 1996, Barnett Banks, Inc. ("Barnett") sold certain of its mortgage banking operations, primarily its servicing portfolio and proprietary mortgage banking software systems, to HomeSide. Barnett received cash and an ownership interest in HomeSide. For more information on these acquisitions see
Note 4.

3.  Summary of Significant Accounting Policies
----------------------------------------------

  Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Risk Management of Mortgage Loan Originations

    HomeSide has a risk management program in place to offset the risk that a change in interest rates will result in a decrease in the value of HomeSide's mortgage loan inventory and commitments to originate loans. To manage its interest rate risk exposure, HomeSide enters into forward sales agreements and purchases option contracts. These agreements and contracts are not considered trading instruments and are primarily entered into for purposes of managing interest rate risk relative to commitments to originate mortgage loans against market value declines resulting from fluctuations in interest rates.

    The cost of option contracts to manage HomeSide's fixed and variable rate loan origination commitments are capitalized and amortized as an adjustment of gain or loss on the sale of the loan over the life of the underlying option contract. Unamortized premiums are included in other assets in the accompanying consolidated balance sheet. HomeSide is not exposed to loss beyond its initial outlay to acquire the option contract.

  Risk Management of Mortgage Servicing Rights

    Mortgage servicing rights are a significant asset of HomeSide and possess economic value as they permit the owner to receive a portion of the interest coupon from the mortgagor for performing specified servicing activities. Because the underlying mortgage loan note permits the borrower to prepay the loan, the value of the related servicing rights tends to diminish in periods of declining interest rates and increase in value in periods of rising rates. This tendency of the mortgage servicing rights portfolio to change in value with changes in interest rates subjects HomeSide to substantial interest rate risk, which directly affects the volatility of reported earnings as capitalized mortgage servicing rights are carried at the lower of amortized cost or fair value. It is the policy of HomeSide to mitigate this risk through its risk management program.

    Qualifying risk management instruments with a demonstrated ability to mitigate this risk are used in this program. The risk management instruments used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in value of these contracts will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

    To date, option contracts on U.S. Treasury bond futures have been purchased to manage interest rate risk on HomeSide's mortgage servicing rights. These option contracts are designated as hedges on the purchase date and such designation must be at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The option contracts are marked-to-market with changes in market value deferred and recognized as an adjustment to the cost of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. Correlation between changes in value of the option and changes in the value of HomeSide's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program.

    At November 30, 1996, the carrying value of the risk management contracts included in other assets was $162,351,000, the market value of the contracts. Further, net gains on risk management contracts of $60,181,000 were deferred as a component of mortgage servicing rights as of November 30, 1996. During the third fiscal quarter, $133,348,000 of gains were deferred as a component of mortgage servicing rights, which offset the deferred losses recorded as of the end of the second fiscal quarter. Of the gains deferred during the third fiscal quarter, $107,256,000 were realized. At any point in time, HomeSide's maximum loss exposure on its option contracts is limited to the amount paid for such contracts.

  Mortgage loans

    Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is based on the contract prices at which the mortgage loans will be sold or, if the loans are not committed for sale, the current market price.

    Loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are placed on nonaccrual status, the related interest receivable is reversed against interest income of the current period. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal; otherwise, such payments are recognized as interest income. Loans are removed from nonaccrual status when principal and interest become current and they are estimated to be fully collectible.

Mortgage servicing rights

    Mortgage servicing rights are initially recorded at fair value as of their date of acquisition or origination. Purchased mortgage servicing rights ("PMSR") represent the value of rights to service mortgage loans originated by others. Originated mortgage servicing rights ("OMSR") represent the value of mortgage servicing rights associated with mortgage loans originated by HomeSide. OMSR are capitalized in accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). Mortgage servicing rights are amortized as a reduction of servicing fee income over the estimated servicing period in proportion to the estimated future net cash flows from the loans serviced.

    SFAS 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on the fair value of these rights. For purposes of determining impairment, HomeSide's mortgage servicing rights are stratified based on interest rate and type of loan (conventional/government). Impairment, if any, is recognized through a valuation allowance for each impaired stratum and included in the amortization of mortgage servicing rights.

    Mortgage servicing rights also includes excess mortgage servicing receivables ("EMSR"), which represent the present value of servicing fee income in excess of a normal servicing fee. When loans are sold, the estimated excess servicing is recognized as income and amortized over the estimated servicing period in proportion to the estimated future aggregate net cash flows from the loans serviced. Remaining asset balances are evaluated for impairment based on current estimates of future discounted cash flows. Such write-downs are included in amortization of mortgage servicing rights.

    The following table presents a breakdown of the components of mortgage servicing rights at November 30, 1996:


                                                                 (In thousands)
   Mortgage servicing rights and excess servicing receivables        $1,505,737
   Deferred gains on risk management contracts, net                     (60,181)
                                                                     ----------
                                                                      1,445,556
   Less: Accumulated amortization                                      (105,737)
                                                                     ----------
                                                                     $1,339,819
                                                                     ==========

Accounts receivable

    Accounts receivable includes advances, consisting primarily of payments for property taxes and insurance premiums, as well as principal and interest remitted to investors before they are collected from mortgagors, made in connection with loan servicing activities. Accounts receivable also includes loans purchased from mortgage-backed securities serviced by HomeSide for others and mortgage claims filed primarily with the FHA and the VA.

Premises and equipment

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated life of the improvement or the term of the lease.

Deferred Charges

    Included in other assets are deferred charges of $17,209,000, representing costs incurred to obtain a $2.5 billion line of credit from an independent syndicate of banks and costs incurred in the issuance of $200,000,000 of long-term debt. The deferred charges are being amortized to interest expense over the terms of the related line of credit (3 years) and long-term debt (7 years).

Mortgage servicing fees

    Mortgage servicing fees represent fees earned for servicing mortgage loans owned by investors. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recognized as income on an accrual basis.

Servicing losses on investor-owned loans

    HomeSide records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, accrued interest for which payment has been denied, and estimates for potential losses based on HomeSide's experience as a servicer of government loans.

    A reserve for estimated servicing losses on investor-owned loans is available for potential losses related to the mortgage servicing portfolio and is included in the balance of accounts payable and accrued liabilities.

Interest expense

    Interest   expense  is  reduced  by  credits  received  on  borrowings  with depository institutions for custodial balances placed with such institutions.

Net mortgage origination revenue

    Net mortgage origination revenue includes gains and losses from sales of mortgage loans.

Income taxes

    HomeSide accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the Statement, current tax liabilities or assets are recognized through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year.

    Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation reserve is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in the deferred tax valuation reserve are recognized through charges or credits to the deferred tax provision.

    The effect of enacted changes in tax law, including changes in tax rates, on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

4.  Acquisitions
----------------

Acquisition of BancBoston Mortgage Corporation

    On March 15, 1996, HomeSide acquired from Bank of Boston all of the outstanding stock of BBMC, which was subsequently renamed HomeSide Lending, Inc. Certain assets and liabilities of BBMC were retained by Bank of Boston, including BBMC's mortgage retail production operations in New England.

    HomeSide paid $139,500,000 in cash and issued $86,750,000 of common stock, $.01 par value per share, of HomeSide ("Common Stock") to Bank of Boston in consideration for certain assets, net of assumed liabilities and the stock of BBMC. The Common Stock issued to Bank of Boston was assigned a value of $10.294 per share, the same per share amount paid by the Investors. On May 31, 1996, HomeSide paid an additional $5,000,000 to Bank of Boston in connection with the closing of the BMC acquisition. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of HomeSide Lending, Inc. are included from the date of purchase. The assets and liabilities of BBMC were recorded by HomeSide at their fair values at March 15, 1996, which totaled $1,525,314,000 and $1,221,808,000, respectively. The total purchase price paid for BBMC, including transaction costs and interest, was $247,403,000. The excess of fair value of net assets acquired over cost was $56,103,000 and was allocated entirely to mortgage servicing rights. The excess is being amortized over the estimated servicing period in proportion to the estimated future net cash flows from the loans serviced, in the same manner as mortgage servicing rights.

Acquisition of Barnett Mortgage Company

    On May 31, 1996, HomeSide acquired from Barnett certain assets, net of assumed liabilities, and the outstanding common stock of BMC, which was subsequently renamed HomeSide Holdings, Inc. (the "BMC Acquisition"). HomeSide
Holdings, Inc. then became the parent company of HomeSide Lending, Inc. and transferred all of the assets and liabilities of HomeSide Holdings, Inc., with the exception of certain portions of HomeSide Holdings, Inc.'s GNMA servicing rights, to HomeSide Lending, Inc. Certain assets and liabilities of BMC were retained by Barnett, including those assets of BMC and its subsidiaries (other than Honolulu Mortgage Company, Inc.) associated with the loan origination or production activities of such entities.

    HomeSide paid $228,234,000 in cash to Barnett in consideration for certain assets, net of assumed liabilities, and the stock of BMC. In connection with the BMC Acquisition, an affiliate of Barnett purchased 11,461,400 shares of Common Stock for an aggregate purchase price of $117,985,000, or $10.294 per share, the same per share amount paid by the Investors and Bank of Boston. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of HomeSide include BMC from the date of acquisition. The assets and liabilities of BMC were recorded by HomeSide at their fair values at May 31, 1996, which totaled $764,825,000 and $516,129,000, respectively. The total purchase price paid for BMC, including transaction costs and interest, was $235,432,000. The excess of fair value of net assets acquired over cost was $13,264,000 and was allocated entirely to mortgage servicing rights. The excess is being amortized over the estimated servicing period in proportion to the estimated future net cash flows from the loans serviced, in the same manner as mortgage servicing rights.

    The assets acquired and liabilities assumed in each of the transactions noted above have been recorded at their estimated fair value as of the date of the acquisition. Changes in those estimates may affect the amounts recorded and the resulting allocation of purchase price.

    Unaudited pro forma statements of operations for the year ended December 31, 1995 and the period from March 16, 1996 to November 30, 1996, assuming BBMC and BMC had been acquired as of January 1, 1995, and assuming BMC had been acquired as of March 15, 1996 are as follows (in millions):


                                             Pro Forma         Pro Forma Period
                                             Year Ended        March 16, 1996 to
                                          December 31, 1995    November 30, 1996
                                         -------------------  ------------------
 Net servicing revenue                        $ 237.4               $ 121.5
 Net warehouse interest (expense) revenue        (5.5)                  0.7
 Net mortgage origination revenue                 0.7                  44.6
 Other income                                     0.7                   0.6
                                               ------                ------
   Total revenues                               233.3                 167.4
 Expenses                                      (144.1)               (117.2)
                                               ------                ------
 Income before income taxes                      89.2                  50.2
 Income tax expense                             (36.5)                (20.7)
                                               ------                ------
   Net income                                  $ 52.7                $ 29.5
                                               ======                ======

    The purchase accounting adjustments in the above pro forma statements of operations are based on the actual purchase price and the amount of assets actually acquired. In addition, gains on sales of mortgage servicing rights are not included in net servicing revenue in these pro forma results. No adjustments have been made for restructuring costs that might have been incurred during the periods presented or for cost efficiencies that might have been realized. Accordingly, these pro forma results are not indicative of future results.

5.  Notes Payable to Banks
--------------------------

    HomeSide borrows funds on a demand basis from a syndicate of banks under a $2.5 billion line of credit collateralized by substantially all of HomeSide Lending, Inc.'s assets. The line of credit is used to provide funds for HomeSide Lending, Inc.'s business of making, originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility and servicing-secured credit facility, of which the servicing secured facility is capped at $950 million. The line of credit terminates on May 31, 1999. The line of credit agreement contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. The amount of the unused line of credit was $449,261,000 as of November 30, 1996.

    Drawings under the line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points, and
(iii) the federal funds rate in effect from time to time plus 0.5%, or (B) a eurodollar rate. As of November 30, 1996, the weighted average interest rate on the amounts borrowed was 5.98%.

6.  Long Term Debt
------------------

    On May 14, 1996, HomeSide issued $200,000,000 of 11.25% notes ("Notes") maturing on May 15, 2003 and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain pre-set redemption prices. The indenture contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. In accordance with certain of these restrictions, effective August 15, 1996, the interest rate on the Notes was increased to 11.75% until the exchange notes discussed below were issued.

    The Notes were initially issued as part of a private placement offering. HomeSide filed a Form S-4 with the SEC to register notes, with terms identical to the Notes, under the Securities Act of 1933 (such registered notes also referred to herein as the "Notes"). The registration statement was declared effective during October 1996. The exchange was completed on December 9, 1996.

    HomeSide is in the process of registering common stock for issuance to the public. A portion of the proceeds from such issuance, which is expected to be completed during the fourth quarter of fiscal 1997, is to be used to repay $70,000,000 in principal amount of the Notes prior to maturity. The indenture governing the terms of the Notes requires that such repayment be made at a 11.25% premium. Therefore, HomeSide expects to record a loss from the early extinguishment of debt during the fourth quarter of fiscal 1997. In addition, the portion of deferred charges associated with the debt to be repaid will be written-off and included in the determination of loss on early extinguishment of debt. The total loss is estimated to be approximately $10,500,000, $6,500,000 net of tax, and will be recorded as an extraordinary item.

    HomeSide also has a mortgage note payable on its headquarters building that is due in 2017 and bears interest at 9.50%. HomeSide's main office building is pledged as collateral. Principal payments due on the mortgage note payable are as follows:


                      Fiscal Year    (In thousands)
                          1997           $    56
                          1998               234
                          1999               258
                          2000               283
                          2001               312
                          Thereafter      12,481
                                         -------
                                         $13,624
                                         =======

7.  Stockholders' Equity
------------------------

    On March 15, 1996, in connection with the BBMC acquisition discussed in Note 4, the Investors contributed cash of $107,250,000 for 10,418,569 shares of Common Stock. Also on March 15, 1996, HomeSide issued 8,427,155 shares of Common Stock and cash to Bank of Boston in exchange for BBMC. The Common Stock issued to Bank of Boston was assigned a value of $86,750,000.

    Simultaneously with the closing of the BBMC acquisition, HomeSide also issued 97,138 shares of its Class B Non-Voting Common Stock ("Class B shares") to Smith Barney, Inc. in consideration of services rendered to HomeSide in connection with the BBMC acquisition. Bank of Boston also paid $1,000,000 in cash for 97,138 shares of HomeSide's Class C Non-Voting Common Stock ("Class C shares"). Bank of Boston then sold the Class C shares to an unaffiliated third party.

    On May 31, 1996, in connection with the BMC Acquisition discussed in Note 4, Bank of Boston, the Investors and certain directors and executive managers of HomeSide contributed a total of approximately $46,015,000 in cash for 4,470,065 shares of Common Stock. In August 1996 and November 1996, another 19,448 shares and 29,155 shares, respectively, were purchased by certain executives for approximately $200,000 and $300,000, respectively. Approximately, $1,850,000 of the amount contributed by certain directors and management was financed by HomeSide Lending, Inc. and, accordingly, is reported as a reduction of stockholders' equity of HomeSide. Also on May 31, 1996, HomeSide issued 11,461,400 shares of Common Stock and cash to Barnett in exchange for BMC. The Common Stock issued to Barnett was assigned a value of $117,985,000.

    The following is a breakdown of HomeSide's Common Stock ownership as of November 30, 1996, including the effect of the BMC Acquisition:


                                              Cash             Shares
                                           Contributed         Issued
         Bank of Boston                   $117,985,000       11,461,400
         Barnett                           117,985,000       11,461,400
         Investors                         117,985,000       11,461,400
         Directors and management            4,545,000          441,592
                                          ------------       ----------
                                          $358,500,000       34,825,792
                                          ============       ==========

    HomeSide is in the process of registering 7,350,000 shares of Common Stock (excluding the over-allotment option) for issuance to the public. The total proceeds expected to be received from the issuance, net of underwriting fees, and estimated expenses is $115,141,000 and will be used to repay a portion of long-term debt, and reduce amounts outstanding under the bank credit agreement. The issuance is expected to occur during the fourth quarter of fiscal 1997.

8.  Stock Options
-----------------

    HomeSide has established the HomeSide 1996 Employee Stock Option Plan under which 582,845 shares of Common Stock are reserved for issuance. Options issued under the plan may be either non-qualified or incentive stock options and the options will be exercisable at such prices as are set by HomeSide's board of directors. Under the plan, options will vest in five equal installments in arrears. During the period March 16, 1996 to November 30, 1996, options to purchase 447,066 shares were granted at an exercise price of $10.294 per share. To date, there have been no exercises of options and options to purchase 6,494 shares were canceled under this plan.

    HomeSide has also adopted a 1996 Time Accelerated Restricted Stock Option Plan under which 1,165,724 shares of Common Stock are reserved for issuance. Options granted under this plan will be non-qualified and will be exercisable at such prices as are set by the board of directors. Options granted under the plan will vest nine years from the date of grant. Vesting will accelerate upon the achievement of certain performance criteria. During the period March 16, 1996 to November 30, 1996, options to purchase 894,132 shares were granted at an exercise price of $10.294 per share. To date, there have been no exercises of options and options to purchase 12,988 shares were canceled under this plan.

    There was no compensation expense associated with the above option grants since the exercise price was equal to the estimated fair value of the Common Stock at the date of grant.

9.  Supplemental Cash Flow Information
--------------------------------------

    During the period March 16, 1996 to November 30, 1996, HomeSide extended loans totaling $1,850,000 to certain members of management in connection with their purchase of shares of Common Stock.

    In connection with the acquisitions of BBMC and BMC, HomeSide recorded non-cash assets and assumed liabilities, including fair value adjustments, of approximately $2,251,676,000 and $1,737,937,000, respectively. As part of the purchase price of BBMC and BMC, HomeSide issued 8,427,138 shares of Common Stock with a value of $86,750,000 and 11,461,400 shares of Common Stock with a value of $117,985,000 to Bank of Boston and Barnett, respectively. In addition, HomeSide issued 97,138 shares of Class B shares in exchange for certain services performed in connection with the acquisition of BBMC. The Class B shares were valued at $10.294 per share, or $1,000,000.

    HomeSide  paid   $57,680,000  and  $1,000  of  interest  and  income  taxes, respectively, during the period ended November 30, 1996.

10.  Disclosures About Fair Value of Financial Instruments
----------------------------------------------------------

    SFAS No 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.

    Financial instruments include such items as mortgage loans held for sale, mortgage loans held for investment, interest rate contracts, notes payable, and other instruments.

    Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future suspected loss experience, and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values should not be compared to those of other companies.

    Under the Statement, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For certain assets and liabilities, the information required under the Statement is supplemented with additional information relevant to an understanding of the fair value.

    The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and cash equivalents

    The carrying amount reported in the balance sheet approximates fair value.

Mortgage loans held for sale

    Fair values are based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights retained, as is the Company's normal business practice.

Accounts receivable

    Carrying amounts are considered to approximate fair value. All amounts that are assumed to be uncollectible within a reasonable time are written off.

Risk management contracts

    Fair values are estimated based on actual market quotes or option models.

Notes payable to banks

    The carrying amount of the notes payable to banks reported in the balance sheet approximates its fair value.

Long-term debt

    Fair value of long-term debt is estimated by discounting estimated future cash flows using a rate commensurate with the risks involved.

Commitments to originate mortgage loans

    Fair value is estimated using quoted market prices for securities backed by similar loans adjusted for differences in loan characteristics.

Forward contracts to sell mortgages

    Forward contracts to sell mortgages, which represent legally binding agreements to sell loans to permanent investors at a specified price or yield, are valued using market prices for securities backed by similar loans and are reflected in the fair values of the mortgages held for sale, to the extent that these commitments relate to mortgage loans already originated, or of the related commitments to extend credit.

Options on mortgage-backed securities

    The fair values of options are estimated based on actual market quotes. In some instances, quoted prices for the underlying loans or option models are used.

Fair Value

    The fair values of the Company's financial instruments as of November 30, 1996 are as follows:


                                                       Carrying        Fair
                                                        Amount         Value
      ASSETS
      Cash and cash equivalents                     $     1,183     $    1,183
      Mortgage loans held for sale                    1,101,229      1,101,229
      Accounts receivable                               173,145        173,145
      Risk management contracts                         162,351        162,351
      Other assets                                       51,763         51,763

      LIABILITIES
      Notes payable to banks                          2,010,813      2,010,813
      Long-term debt                                    221,278        221,278

      OFF-BALANCE SHEET(1)
      Commitments to originate mortgage loans                --         20,836
      Mandatory forward contracts to sell mortgages          --        (19,954)
      Options on mortgage-backed securities                  --           (391)


----------

(1) Parenthesis denote a liability

    Fair value estimates are made as of a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holding of a particular financial instrument. Because no active market exists for some portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors.

    These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of November 30, 1996. Changes in market interest rates and prepayment assumptions could significantly change the fair value.

11.  Risk Management of Financial Instruments
---------------------------------------------

    As discussed in Note 3, HomeSide purchases options contracts on U.S. Treasury bond futures to manage the interest rate risk related to the value of HomeSide's mortgage servicing rights. A summary of HomeSide's investments in purchased option instruments as of November 30, 1996 is as follows:


  Notional amount of U.S. Treasury bond future options              $3.5 billion
  Fair value of outstanding options                               $162.4 million

    Cash requirements for HomeSide's option contracts are limited to the initial premium paid. The amount of contracts purchased depends on certain factors, such as interest rates and growth in the mortgage servicing portfolio. HomeSide is subject to market risk to the extent that interest rates fluctuate; however, the purpose of the option contracts is to hedge the value of its mortgage servicing rights portfolio, which tends to react inversely with changes in the value of HomeSide's option contracts. HomeSide's credit risk on its option contracts is limited since the option contracts are traded on a national exchange, which guarantees performance by the counterparty.

12.  Contingencies
------------------

    HomeSide, along with its subsidiaries, is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving HomeSide, considers that the aggregate liabilities or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position, operations or liquidity of HomeSide.

    For five years following the consummation of the BMC Acquisition, which occurred on May 31, 1996, Barnett is obligated to repurchase or reimburse HomeSide for any credit losses related to $101.0 million of loans serviced with recourse, which is less than 1.0% of HomeSide's total mortgage servicing portfolio.

13.  Subsequent Events
----------------------

In December 1996 the Company filed a Registration Statement in connection with a public offering of its Common Stock. Immediately prior to the effective date of the Registration Statement (i) the Certificate of Incorporation of the Company will be amended to change the title of the Company's Class A Common Stock to Common Stock and to increase the number of shares of capital stock which the Company is authorized to issue to 120.0 million shares of capital stock of which 119,610,000 shares will be Common Stock (voting), par value $.01 per share, 195,000 shares will be Class B Common Stock (non-voting), par value $.01 per share and 195,000 shares will be Class C Common Stock (non-voting), par value $1.00 per share; and (ii) the Company will effect a 17 for 1 split of its capital stock in the form of a 1,600% stock dividend. Such stock split is reflected throughout these Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    HomeSide, Inc. ("HomeSide" or the "Company") is a holding company, owning 100% of the outstanding common stock of HomeSide Holdings, Inc., which in turn owns 100% of the outstanding common stock of HomeSide Lending, Inc. HomeSide was formed on December 11, 1995 by an investor group, consisting of Thomas H. Lee Company and its affiliates and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("Bank of Boston" or "BKB") for the purpose of acquiring certain assets and liabilities of the mortgage banking business ("HLI") owned by Bank of Boston. The transaction closed on March 15, 1996 and HomeSide began operations on March 16, 1996 through its operating subsidiary, HomeSide Lending, Inc.

    On May 31, 1996, Barnett Banks, Inc. ("Barnett") sold certain of its mortgage banking operations ("HHI"), primarily its servicing portfolio and proprietary mortgage banking software systems, to HomeSide. Barnett received cash and an ownership interest in HomeSide. For more information on these acquisitions see Note 4 of Notes to Consolidated Financial Statements. Since May 31, 1996, each of the Investors as a group, Bank of Boston and Barnett has owned approximately one-third of HomeSide. Barnett Mortgage Company was subsequently renamed HomeSide Holdings, Inc.

    HomeSide has adopted a February 28 fiscal year end. The consolidated financial statements of HomeSide have been prepared for the period March 16, 1996 to November 30, 1996 to coincide with the end of the Company's third quarter of fiscal 1997. HomeSide did not have any operations prior to March 16, 1996. The purchase method of accounting was used for the HLI and HHI acquisitions and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition.

    Comparative financial statements for the same period in the prior year have not been presented due to a lack of comparability between HomeSide and HLI and HHI. As noted above, the assets acquired and liabilities assumed by HomeSide in each of the acquisitions were recorded at their estimated fair values as of the date of acquisition. As a result, HomeSide's operating results are not directly comparable to HLI and BMC historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, certain production channels were retained by HLI and all of BMC's production channels were retained by Barnett. The results of operations for the three months ended November 30, 1996 are, therefore, most directly comparable to the results of operations for the three months ended August 31, 1996. Results of operations prior to May 31, 1996 do not include the results of operations of HHI, which was acquired by the Company on May 31, 1996.

    Mortgage banking is a specialized branch of the financial services industry which primarily involves (i) originating and purchasing mortgage loans ("origination" and/or "production"); (ii) selling the originated mortgages to third parties either as mortgage-backed securities or as whole loans ("secondary marketing"); (iii) servicing of mortgage loans on behalf of the ultimate purchasers, which includes the collection and disbursement of payments of mortgage principal and interest, the collection of payments of taxes and insurance premiums to pay property taxes and insurance premiums, and management of certain loan default activities (collectively, "servicing"); and (iv) the purchase and sale of the rights to service mortgage loans.

    Mortgage bankers originate loans generally through two channels: wholesale and direct. Wholesale origination involves the origination of mortgage loans from sources other than homeowners, including mortgage brokers and other mortgage lenders. Direct origination typically includes (i) networks of retail loan offices with sales staff that solicit business from homeowners, realtors, builders, and other real estate professionals, (ii) centers that use telemarketing, direct mail, and advertising to market loans directly to home buyers or homeowners, (iii) affinity and co-branding partnerships, and (iv) corporate relocation programs. Once originated or purchased, mortgage bankers hold the loans temporarily ("warehousing") until they are sold, typically earning an interest spread equal to the difference between the loan's interest rate and the cost of financing the loan. Each loan is sold either excluding or including the associated right to service the loan ("servicing retained" or "servicing released," respectively).

    Mortgage bankers rely mainly on short-term borrowings, such as warehouse lines, to finance the origination of mortgages that are then typically sold. Mortgage bankers also borrow on a longer term basis to finance their servicing assets and working capital requirements. Revenues consist primarily of those related to servicing and, to a lesser extent, fees and interest spreads from originations. The major expenses of a mortgage banker include costs of financing, operating costs related to origination and servicing and the amortization of mortgage servicing rights.

    Mortgage bankers typically seek to retain the rights to service the loans they originate and to acquire rights to service additional loans in order to generate recurring fee income. The purchase and sale of servicing rights can occur on a loan by loan basis ("flow") or on a portfolio (group of loans) basis ("bulk" or "mini-bulk"). Prices for servicing rights are typically stated as a multiple of the servicing fee or as a percentage of the outstanding UPB for a group of mortgage loans. Values of servicing portfolios are determined on the basis of the present value of the servicing fee income stream (net of servicing costs) expected to be received over the estimated life of the loans. The assets of a mortgage banking company consist primarily of loans in warehouse and the value of the servicing rights purchased ("purchased mortgage servicing rights" or "PMSR") or originated ("originated mortgage servicing rights" or "OMSR").

    The following operating statistics for HomeSide are presented to aid in understanding the results of operations and financial condition of HomeSide for the period March 16, 1996 to May 31, 1996, and each of the three months ended August 31, 1996 and November 30, 1996 and the period March 16, 1996 to November 30, 1996. References to the first quarter of fiscal 1997 relate to the period March 16, 1996 to May 31, 1996. References to the second quarter of fiscal 1997 relate to the three months ended August 31, 1996 and references to the third quarter of fiscal 1997 relate to the three months ended November 30, 1996.

  Loan Production Activities


                                   For the Period     For the Three      For the Three        For the Period
                                   March 16, 1996      Months Ended       Months Ended        March 16, 1996
                                   to May 31, 1996    August 31, 1996   November 31, 1996    November 31, 1996
                                   ---------------    ---------------   -----------------    -----------------

                                                                  (dollars in millions)
Correspondent (includes BKB
   and Barnett)                         $1,893              $2,950             $3,249            $  8,092
Co-issue (a)                             1,419               2,208              1,985               5,612
Broker                                     220                 155                168                 543
                                        ------              ------             ------             -------
Total wholesale                          3,532               5,313              5,402              14,247
Direct                                     248                 179                139                 566
                                        ------              ------             ------             -------
Total purchases                          3,780               5,492              5,541              14,813
Bulk acquisitions                           --               4,073                 --               4,073
                                        ------              ------             ------             -------
Total purchases and acquisitions        $3,780              $9,565             $5,541             $18,886
                                        ======              ======             ======             =======
----------

(a) Co-issue production represents the purchase of servicing rights from a correspondent under contracts to deliver specified volumes on a monthly or quarterly basis. The substance of this transaction is the purchase of a loan and mortgage servicing right with the instantaneous sale of the loan with the servicing right retained. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

    During each of the second and third quarters of fiscal 1997, HomeSide's loan production totaled approximately $5.5 billion. Total loan production increased from $3.8 billion in the period March 16, 1996 to May 31, 1996 to $5.5 billion for the three months ended August 31, 1996. This increase was due to the additional production resulting from the acquisition of HHI on May 31, 1996 and growth in HomeSide's existing wholesale channel. In addition, HomeSide made bulk servicing acquisitions of $4.1 billion during the second quarter of fiscal 1997.

  Servicing Portfolio

                                  For the Period
                                   March 1, 1996    For the Three      For the Three      For the Period
                                        to          Months Ended        Months Ended     March 1, 1996 to
                                   May 31, 1996   August 31, 1996    November 30, 1996   November 30, 1996
                                   ------------   ---------------    -----------------   -----------------
                                                           (dollars in millions)
   Balance at beginning
      of period                       $42,907         $78,391             $85,835            $42,907
   Acquisition of HHI                  33,082              --                  --             33,082
   Other additions                      4,102           9,842               5,244             19,188
                                      -------         -------             -------            -------
        Total additions                37,184           9,842               5,244             52,270
                                      -------         -------             -------            -------
   Scheduled amortization                 235             494                 517              1,246
   Prepayments                          1,321           1,702               1,529              4,552
   Foreclosures                           130             137                 106                373
   Sale of servicing                       14              65                 221                300
                                      -------         -------             -------            -------
        Total reductions                1,700           2,398               2,373              6,471
                                      -------         -------             -------            -------
   Balance at end of period           $78,391         $85,835             $88,706            $88,706
                                      =======         =======             =======            =======

    At November 30, 1996, HomeSide's servicing portfolio stood at $88.7 billion compared to $85.8 billion at August 31, 1996, $78.4 billion at May 31, 1996 and $42.9 billion at March 1, 1996. The number of loans being serviced at November 30, 1996 was 1,085,000, compared to 1,059,000 as of August 31, 1996, 984,000 as of May 31, 1996 and 510,000 as of March 1, 1996. HomeSide's strategy is to build its mortgage servicing portfolio and benefit from the economies of scale inherent in the business.

Results of Operations

  Summary

    HomeSide reported net income of $12.7 million during the third quarter of fiscal 1997 compared to net income of $10.1 million during the second quarter of fiscal 1997 and $6.6 million during the first quarter of fiscal 1997. Net income for the period March 16, 1996 to November 30, 1996 was $29.3 million. Total revenue for the third quarter of fiscal 1997 was primarily comprised of net servicing revenue of $42.8 million, net interest revenue of $2.9 million, and net mortgage origination revenue of $16.5 million. These revenues were partially offset by operating expenses of $40.7 million and income taxes of $9.0 million. The primary reason for the growth in revenues was increased net interest revenue during the third quarter of fiscal 1997 as compared to the second quarter of fiscal 1997. Higher average balances of mortgage loans held for sale during the third fiscal quarter compared to the second fiscal quarter contributed to the $3.0 million increase in interest income. Lower short-term interest rates and the improved pricing on borrowings under the Bank Credit Agreement lowered the interest expense for third quarter of fiscal 1997 compared to the second fiscal quarter.

    HomeSide reported net income of $10.1 million during the second quarter of fiscal 1997 compared to net income of $6.6 million during the first quarter of fiscal 1997. Total revenue for the second quarter was primarily comprised of net servicing revenue of $42.9 million and net mortgage origination revenue of $16.3 million. These revenues were partially offset by operating expenses of $40.8 million, net interest expense of $1.7 million and income tax expense of $7.0 million. The primary reason for the increase in revenues and expenses during the second quarter as compared to the first quarter was the acquisition of HHI on May 31, 1996. Results of operations for HHI are included from the date of acquisition and, therefore, are not included in HomeSide's first quarter of fiscal 1997 results.

  Net Servicing Revenue

    During the third quarter of fiscal 1997, HomeSide had net servicing revenue of $42.8 million, compared to net servicing revenue of $42.9 million during the second quarter of fiscal 1997. Net servicing revenue during the third quarter of fiscal 1997 was comprised of mortgage servicing fees of $91.6 million, offset by mortgage servicing rights amortization of $48.8 million. Mortgage servicing fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee during the third quarter of fiscal 1997 was 0.368% compared to 0.367% during the second quarter of fiscal 1997. Amortization of mortgage servicing rights is recorded over the estimated servicing period in proportion to estimated servicing revenue and increased from $40.5 million in the second quarter of fiscal 1997 to $48.8 million in the third quarter of fiscal 1997 as a result of a higher average servicing portfolio balance and higher projected mortgage loan prepayment speeds.

    During the second quarter of fiscal 1997, HomeSide had net servicing revenue of $42.9 million, compared to net servicing revenue of $25.0 million during the first quarter of fiscal 1997. Net servicing revenue during the second quarter of fiscal 1997 was comprised of mortgage servicing fees of $83.3 million, offset by mortgage servicing rights amortization of $40.5 million. HomeSide's weighted average servicing fee during the second quarter of fiscal 1997 was 0.367% compared to 0.389% during the first quarter of fiscal 1997. The decrease in the weighted average servicing fee was due to the servicing rights acquired from HHI. These servicing rights generally had lower servicing fees due to the lower proportion of government loans in HHI's servicing portfolio. Amortization of mortgage servicing rights is recorded over the estimated servicing period in proportion to estimated servicing revenue and increased from $16.4 million in the first quarter of fiscal 1997 to $40.5 million in the second quarter of fiscal 1997 as a result of a higher average servicing portfolio.

  Risk Management Activities

    HomeSide has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated loan prepayment speeds, which are primarily influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide expects to receive from servicing such loans is reduced. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase.

    During the period March 16, 1996 to November 30, 1996, HomeSide purchased options on U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The option contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these option contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these securities will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

    These option contracts are designated as hedges on the purchase date and such designation must be at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The option contracts are marked-to-market with changes in market value deferred and recognized as an adjustment to the cost of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide's hedging activity can be measured by the correlation between changes in the value of the option and changes in the value of HomeSide's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During the periods presented, HomeSide has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the option contracts. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the option contracts since the loss on the options is limited to the premium paid.

    Since HomeSide's inception, cumulative gains and losses on risk management contracts resulted in a $60.2 million net gain which reduced the cost basis of mortgage servicing rights at November 30, 1996. Of the $60.2 million of net gains included in the carrying value of HomeSide's mortgage servicing rights portfolio, $133.3 million of gains occurred during the third quarter of fiscal 1997 and offset deferred losses of $74.7 million recorded during the first and second quarters of fiscal 1997. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at November 30, 1996 was $162.4 million, which was equal to their carrying amount because the options are marked-to-market at each reporting date. See "-- Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See
Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts. See Notes 10 and 11 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts.

  Net Interest Expense

    Net interest expense was $1.7 million during the second quarter of fiscal 1997 compared to net interest revenue of $2.9 million during the third quarter of fiscal 1997. Net interest revenue during the third quarter of fiscal 1997 was comprised of interest income of $25.2 million, which was offset by interest expense of $22.3 million on the Company's borrowings. Interest income and expense during the second quarter of fiscal 1997 were $22.3 million and $23.9 million, respectively. The increase in interest income during the third quarter of fiscal 1997 was the result of an increase in the average balance of loans held for sale from $1.3 billion in the second quarter of fiscal 1997 to $1.4 billion during the third quarter of fiscal 1997. Interest expense decreased from $23.9 million in the second quarter of fiscal 1997 to $22.3 million during the third quarter of fiscal 1997. Lower short-term interest rates and the improved pricing on borrowings under the Bank Credit Agreement contributed to this reduction.

    Net interest expense decreased from $2.2 million during the first quarter of fiscal 1997 to $1.7 million during the second quarter of fiscal 1997, or 23%. Net interest expense during the second quarter was comprised of interest income of $22.3 million and was exceeded by interest expense of $23.9 million on the Company's borrowings. Interest income and expense during the first quarter of fiscal 1997 were $12.7 million and $15.0 million, respectively. The increases in interest income and interest expense during the second quarter are the result of an increase in the average balance of mortgage loans held for sale from $770 million in the first quarter of fiscal 1997 to $1.3 billion during the second quarter of fiscal 1997 and an increase in the average balance of notes payable to banks from $1.3 billion to $2.0 billion, from the first quarter to the second quarter of fiscal 1997, respectively. HomeSide's acquisition of HHI on May 31, 1996 generally contributed to the increased balances of mortgage loans held for sale and borrowings. Interest income during the second quarter was also positively affected by a general increase in long-term interest rates during the second quarter. Interest expense during the second quarter also included $5.7 million of interest incurred on the $200.0 million principal amount of Notes issued on May 15, 1996. Interest expense on the Notes during the first quarter of fiscal 1997 was $2.3 million. First quarter interest expense also included interest on $90.0 million of bridge financing, which was outstanding from March 16, 1996 to May 15, 1996 and incurred interest at 9.25%. The bridge financing was paid off with a portion of the proceeds from the Notes. The Company intends to use a portion of the proceeds of the Offering (see Note 13 of Notes to Consolidated Financial Statements) to retire $70.0 million principal amount of the Notes. See "Use of Proceeds."

  Net Mortgage Origination Revenue

    Net mortgage origination revenue was $16.5 million during the third quarter of fiscal 1997 compared to $16.3 million during the second quarter of fiscal 1997, a $0.2 million increase. Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedges of secondary marketing activity and fees charged to correspondents for the review of loan documents. Net mortgage origination revenue also includes gains from excess mortgage servicing receivables. As noted above, loan production, exclusive of bulk servicing acquisitions, was $5.5 billion for the third quarter of fiscal 1997, slightly higher than the second quarter of fiscal 1997 loan production, excluding bulk acquisitions. HomeSide's primary origination activities during the second and third quarters of fiscal 1997 took place through correspondent and co-issue channels. Currently, HomeSide expects these channels to continue to be the primary loan origination sources in the future.

    Net mortgage origination revenue was $16.3 million during the second quarter of fiscal 1997 compared to $10.8 million during the first quarter of fiscal 1997, a 51% increase. As noted above, loan production, exclusive of bulk servicing acquisitions, was $5.5 billion for the second quarter of fiscal 1997, $1.7 billion, or 45% higher than the first fiscal quarter loan production of $3.8 billion. The increase in loan production is reflective of the production from the preferred seller relationship with HHI established as part of the HHI Acquisition. HomeSide's primary origination activities during the first and second quarters of fiscal 1997 were through correspondent and co-issue channels. HomeSide expects these channels to continue to be the primary loan origination sources in the future.

  Salaries and Employee Benefits

    Salaries and employee benefits expense decreased $0.5 million, or 2.5%, from $21.2 million in the second quarter of fiscal 1997 to $20.7 million during the third quarter of fiscal 1997. The decrease was due to the continuing integration of the Barnett servicing operations. The average number of full time equivalent employees fell from 1,879 during the second quarter of fiscal 1997 to 1,708 during the third quarter of fiscal 1997.

    Salaries and employee benefits expense increased $9.7 million, or 84%, from $11.5 million in the first quarter of fiscal 1997 to $21.2 million during the second quarter of fiscal 1997. The increase was due to growth in the number of employees as a result of the acquisition of HHI on May 31, 1996. The average number of full time equivalent employees grew from 1,096 during the first quarter of fiscal 1997 to 1,879 during the second quarter of fiscal 1997.

  Occupancy and Equipment Expense

    Occupancy and equipment expense increased $0.2 million from $3.1 million during the second quarter of fiscal 1997 to $3.3 million during the third quarter of fiscal 1997. Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment.

    Occupancy and equipment expense increased $1.3 million, or 67%, from $1.8 million during the first quarter to $3.1 million during the second quarter of fiscal 1997. The increase in occupancy and equipment expense was due to certain premises and equipment acquired from HHI and increases in information systems required to handle the growing mortgage servicing portfolio.

  Servicing Losses on Investor-Owned Loans

    Servicing losses on investor-owned loans increased from $4.1 million for the second quarter of fiscal 1997 to $5.0 million for the third quarter of fiscal 1997, a 22% increase. Servicing losses on investor-owned loans primarily represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, accrued interest for which payment has been denied, and estimates for potential losses based on HomeSide's experience as a servicer of government loans.

    Servicing losses on investor-owned loans increased slightly from $3.9 million for the first quarter of fiscal 1997 to $4.1 million for the second quarter of fiscal 1997, a 3% increase.

    Included in the balance of accounts payable and accrued liabilities at November 30, 1996 is a reserve for estimated servicing losses on investor-owned loans of $21.6 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience.

  Other Expense

    Other expense decreased $0.8 million from $12.5 million for the second quarter of fiscal 1997 to $11.7 million during the third quarter of fiscal 1997. Other expense consists mainly of professional fees, communications expense, advertising and public relations and certain loan origination expenses. The level of other expense will fluctuate in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes. Future production levels are dependent on the level of long-term interest rates and other economic factors, which are difficult to accurately predict.

    Other expense increased $7.2 million from $5.3 million for the first quarter of fiscal 1997 to $12.5 million during the second quarter of fiscal 1997.

  Provision for Income Taxes

    HomeSide's provision for income taxes was $9.0 million during the third quarter of fiscal 1997, an increase of $2.0 million over the $7.0 million provision recorded during the second quarter of fiscal 1997. The provision for income taxes for the period March 16, 1996 to May 31, 1996 was $4.6 million. The effective income tax rates for the first, second and third quarters of fiscal 1997 was approximately 41%.

Liquidity and Capital Resources

  Operations

    Net cash used in operations was $181.8 million for the period March 16, 1996 to November 30, 1996. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were partially offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity which results in higher cash demands to meet increased loan production levels. Cash needs in times of increased production are primarily met through borrowings and loan sales.

  Investing

    Net cash used in investing activities was $675.7 million during the period March 16, 1996 to November 30, 1996. Cash used in investing activities was primarily used for the purchase and origination of mortgage servicing rights and the purchase of options on U.S. Treasury bond futures as part of the Company's hedging program. During the period March 16, 1996 to November 30, 1996, HomeSide also used cash of $133.4 million and $106.2 million to purchase certain mortgage banking operations of HLI and HHI, respectively (see Note 4 of Notes to Consolidated Financial Statements). Future uses of cash for investing activities will be dependent on the mortgage origination market and the Company's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

  Financing

    During the period March 16, 1996 to November 30, 1996, HomeSide had $858.7 million of net cash provided by financing activities. The primary sources of cash from financing activities during the period were $152.8 million from the issuance of common stock of HomeSide, the issuance of $200.0 million of Notes and increases in the Company's line of credit borrowings. Cash used in financing activities was used to repay a $90.0 million bridge loan and the payment of debt issue costs related to the Notes and the Bank Credit Agreement.

    The bridge financing was used to finance a portion of the HLI Acquisition and was repaid with a portion of the proceeds from the Notes. The Notes were issued on May 14, 1996, pay interest semiannually at 11.25% and are due May 15, 2003. Proceeds of $87.5 million were held in escrow until the close of the HHI Acquisition and an additional $6.5 million were used to pay underwriting fees and expenses. During the third quarter of fiscal 1997, the Notes were registered under the Securities Act. The holders have exchanged unregistered Notes for registered Notes. The registered Notes are identical in all respects to the terms of the unregistered Notes, except that the registered Notes will generally be freely transferable by the holders thereof. The registered Notes will be recorded at the carrying value of the unregistered Notes that were exchanged. The proceeds from common stock issuances were received upon the close of the HLI Acquisition on March 15, 1996. Additional proceeds were received upon the issuance of stock as part of the HHI Acquisition on May 31, 1996. For additional information regarding the Notes and the issuance of common stock, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

    Cash from financing activities was also provided by the three-year senior secured revolving credit facility that was entered into by certain of HomeSide's subsidiaries on March 15, 1996 and re-issued as part of the Bank Credit Agreement on May 31, 1996. The line of credit is subject to a $2.5 billion limit and is secured by primarily all of the assets of HomeSide. The $2.5 billion commitment is comprised of a servicing secured credit facility, capped at $950 million, and a warehouse loan commitment. Drawings under the line of credit bear interest at rates per annum based on, at HomeSide's option, (A) the highest of
(i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points, and (iii) the federal funds rate in effect from time to time plus 0.5%, or (B) a eurodollar rate. Cash provided by the Company's line of credit facility is the result of borrowings needed to finance loan origination activity. In periods of higher loan origination activity, cash needs are greater and, accordingly, HomeSide must borrow under the credit facility in order to meet production demand. In periods of reduced loan demand, proceeds from loan sales can be used to pay down the credit facility. In future periods, it is expected that cash financing needs will primarily be met from drawings on the credit facility as opposed to further issuances of notes or common stock.

    HomeSide does not expect to pay dividends for the foreseeable future. The ability of HomeSide to pay dividends is restricted by covenants in the indenture governing the Notes. See "Description of the Notes." The ability of HomeSide's subsidiaries to pay dividends to HomeSide is restricted by covenants contained in the Bank Credit Agreement.

    During the period March 16, 1996 to November 30, 1996, net cash used in operations and investing activities was $181.8 million and $675.7 million, respectively, while cash provided by financing activities was $858.7 million, resulting in a net increase in cash of $1.2 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's servicing rights portfolio provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

  New Accounting Standard

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement, among other things, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 requires that after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management expects that the impact of this Statement on the results of operations, financial condition, or liquidity of HomeSide will be immaterial.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    HomeSide, along with its subsidiaries, is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. For additional information, see Note 12 of Notes to Consolidated Financial Statements in Item 1. Financial Statements of Part I. Financial Information.

Item 5.  Other Information

    During the period ended November 30, 1996, HomeSide filed a Form S-4 with the Securities and Exchange Commission to register notes (Exchange Notes), with terms identical to the private placement notes discussed in Note 6 of Notes to Consolidated Financial Statements in Item 1. Financial Statements under Part I. Financial Information., under the Securities Act of 1933. The Form S-4 covering the Exchange Notes was declared effective by the Securities and Exchange Commission in October 1996. The private placement notes were exchanged for the Exchange Notes at the conclusion of the exchange period on December 9, 1996.

    In December 1996, HomeSide filed a Form S-1 with the Securities and Exchange Commission to register 7,350,000 shares of common stock for issuance to the public. A portion of the proceeds from the offering is to be used to repay a portion of HomeSide's $200 million of senior secured second priority notes. The remainder of the proceeds is to be used for general corporate purposes. The issuance is expected to occur during the fourth fiscal quarter of 1997. See Note 13 of Notes to Consolidated Financial Statements under Part I. Financial Information.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         27       Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HomeSide, Inc.
                                            --------------
                                            (Registrant)


Date:  January 14, 1997                     /s/ Kevin D. Race
                                            -------------------
                                            Kevin D. Race
                                            Vice President, Chief Financial
                                               Officer and Treasurer (Principal
                                               Financial and Accounting Officer)