Form 10-K
period 1997-02-28
HOMESIDE INC
filed 1997-05-28
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-12655

                                 HomeSide, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                   59-3387041
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   7301 Baymeadows Way, Jacksonville, FL 32256
               (Address of principal executive offices) (Zip Code)

                                 (904) 281-3000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered

Common Stock, $.01 Par Value          New York Stock Exchange
----------------------------          -----------------------

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

As of May 5, 1997, there were 43,375,430 shares of HomeSide, Inc. common stock, $.01 par value, outstanding and 97,138 shares of Class C common stock outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $132 million.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the HomeSide, Inc. 1997 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the HomeSide, Inc. 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report.

     Portions of the HomeSide, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before May 21, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the HomeSide, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.


                                     PART I


ITEM 1. BUSINESS


General


     HomeSide, Inc. ("HomeSide" or the "Company") was formed on December 11, 1995 by an investor group, consisting of Thomas H. Lee Company and its affiliates and Madison Dearborn Partners, HomeSide signed a definitive stock purchase agreement with BankBoston, N.A. (formerly The First National Bank of Boston)("Bank of Boston" or "BKB") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by Bank of Boston ("BBMC Acquisition"). The transaction closed on March 15, 1996 and HomeSide began operations on March 16, 1996 through its operating subsidiary, HomeSide Lending, Inc.

     On May 31, 1996, Barnett Banks, Inc. sold certain of its mortgage banking operations, primarily its servicing portfolio and proprietary mortgage banking software systems, to HomeSide. Barnett received cash and an ownership interest in HomeSide. On January 30, 1997 HomeSide made its initial public offering of shares of common stock. From May 31, 1996 until the 1997 public offering of common stock, the investors as a group, Bank of Boston and Barnett each owned approximately one-third of HomeSide. Following the public offering, the Investors as a group, Bank of Boston and Barnett own in the aggregate approximately 79% of the outstanding common stock.

     HomeSide is one of the largest full-service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. HomeSide's mortgage loan production volume, excluding bulk purchases, was $20.9 billion for the period March 16, 1996 to February 28, 1997 and its servicing portfolio was $90.2 billion on February 28, 1997. HomeSide ranks as the 5th largest originator and 7th largest servicer in the United States for calendar 1996 based on data published by National Mortgage News.

     The residential mortgage market totaled over $3.9 trillion in 1996 and is the second largest debt market in the world, exceeded only by the United States Treasury market. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. In 1996, the largest originator represented 6.4% of the market and the largest servicer represented 4.6%, while the top 30 originators and servicers represented 41.7% and 44.7% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 25 mortgage loan servicers have increased their aggregate market share from 20.7% in 1990 to 41.9% in 1996.

     HomeSide's business strategy is to increase the volume of its loan originations and the size of its servicing portfolio while continuing to improve operating efficiencies. In originating mortgages, HomeSide focuses on variable cost channels of production, including correspondent, broker, consumer direct, affinity, and co-issue sources. HomeSide pursues strategic relationships such as its existing 5-year agreements to acquire residential mortgage loans from BKB and Barnett production sources, which, for the period May 31, 1996 through February 28, 1997, represented 18.8% of HomeSide's loan production. Management believes that these variable cost channels of production deliver consistent origination opportunities for HomeSide without the fixed cost investment associated with traditional retail mortgage branch networks. HomeSide believes that its ongoing investment in technology will further enhance and expand existing processing capabilities and improve its efficiency. Based on independent surveys of direct cost per loan and loans serviced per employee, management believes that HomeSide has been one of the industry's most efficient mortgage servicers. The Company's average cost per employee is not higher than the average cost per employee of its competitors.

     HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BKB and Barnett arrangements.

     HomeSide's business activities consist primarily of:
          Mortgage production: origination and purchase of residential single family mortgage loans through multiple channels including correspondents, strategic partners (BKB and Barnett), mortgage brokers, co-issue partners, direct consumer telemarketing and affinity programs;

          Servicing: administration, collection and remittance of monthly mortgage principal and interest payments, collection and payment of property taxes and insurance premiums and management of certain loan default activities;

          Secondary marketing: sale of residential single family mortgage loans as pools underlying mortgage-backed securities guaranteed or issued by governmental or quasi-governmental agencies or as whole loans or private securities to investors; and

          Risk management: management of a program designed primarily to protect the economic performance of the servicing portfolio that could otherwise be adversely affected by loan prepayments due to declines in interest rates.

Production

     HomeSide, Inc. participates in several origination channels, with a focus on wholesale origination. Since the BBMC Acquisition, wholesale channels (correspondent, co-issue, and broker) have represented more than 95% of HomeSide's total production. Excluding the volumes purchased from BKB and Barnett, no single source within the correspondent or broker channels accounted for more than 2% of total production during the period March 16, 1996 to February 28,1997. HomeSide's other origination channels include telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. The following table sets forth production detail by HomeSide's origination channels:





                                                Residential Loan Production by Channel


(dollars in millions)                     For the Period              For the Three            For the Three
                                      from March 16 1996 to           Months Ended             Months Ended
                                         May 31, 1996 (b)            August 31, 1996         November 30, 1996
                                     -------------------------     --------------------    ----------------------

Wholesale:
  Correspondent (includes
        volumes purchased from               $1,893                       $2,950                    $3,249
          BKB and Barnett)
  Co-issue (a)                                1,419                        2,208                     1,985
  Broker                                        220                          155                       168
                                             ------                       ------                    ------
   Total wholesale                            3,532                        5,313                     5,402
Direct                                          248                          179                       139
                                             ------                       ------                    ------
   Total production                           3,780                        5,492                     5,541
Bulk acquisitions (a)                          --                          4,073                      --
                                             ------                       ------                    ------
   Total production and
       acquisitions                          $3,780                       $9,565                    $5,541
                                             ======                       ======                    ======






(dollars in millions)                  For the Three Months          For the Period from
                                        Ended February 28,            March 16, 1996 to
                                               1997                   February 28, 1997
                                       ----------------------      ------------------------

Wholesale:
  Correspondent (includes
        volumes purchased from               $3,021                       $11,113
          BKB and Barnett)
  Co-issue (a)                                2,610                         8,222
  Broker                                        300                           843
                                             ------                       -------
   Total wholesale                            5,931                        20,178
Direct                                          134                           700
                                             ------                       -------
   Total production                           6,065                        20,878
Bulk acquisitions (a)                          --                           4,073
                                             ------                       -------
   Total production and
       acquisitions                          $6,065                       $24,951
                                             ======                       =======

---------------------
(a) Represents the acquisition of servicing rights, not the underlying loans. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

(b) HomeSide acquired Barnett Mortgage Company ("BMC") on May 31, 1996 and therefore BMC's loan production is not included in these amounts. During the three months ended May 31, 1996, BMC's loan production totaled $1.5 billion.

     HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 76% of the total production in the period March 16, 1996 to February 28, 1997. HomeSide also offers other products, such as ARMs, balloon and jumbo mortgages.

     HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on February 28, 1997 were Florida (18.7% of unpaid principal balance of production), California (15.4%), Massachusetts (8.4%), Texas (6.1%), and Maryland (4.6%).

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which result in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

     HomeSide's production strategy is to maintain and improve its reputation as one of the largest, most cost effective originators of mortgage loans nationwide. HomeSide pursues this strategy through an emphasis on wholesale and centralized direct production, the use of contract and delegated underwriters, a high degree of automation in its processing and direct originations and quality control. HomeSide plans to expand production through its low cost wholesale and direct channels and to continue to streamline its production operation. HomeSide plans to continue to pursue bulk acquisitions in the secondary market for mortgage servicing rights on an opportunistic basis.



Wholesale Production

     Correspondent Production

     Through its correspondent program, HomeSide purchases loans from approximately 500 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide for legal review and funding. The participants in this program are prequalified and monitored on an ongoing bases by HomeSide. If a correspondent subsequently fails to meet HomeSide's requirements, HomeSide typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.


     Co-Issue Production

     Co-issue production, which represents the purchase of servicing rights from a correspondent under contracts to deliver specified volumes on a monthly or quarterly basis, is another main source of HomeSide's production. The co-issue correspondent controls the entire loan process from application to closing. This arrangement particularly suits large originators who have the ability to deliver on an automated basis. Reflecting this delegated underwriting authority, the co-issue correspondent is obligated to make certain representations and warranties and is required to repurchase loans in the event of fraud or misrepresentation in the origination process or for certain other reasons.

     Broker Production

     Under its broker program, HomeSide funds loans at closing from a network of approximately 450 mortgage brokers nationwide. The broker controls the process of application and loan processing. A pre-closing quality control review is performed by HomeSide to verify the borrower's credit. All loans originated through brokers are underwritten by HomeSide's approved contract underwriters. Loans are funded by HomeSide and may be closed in either the broker's name or HomeSide's name. Participants in this program prequalify on the basis of creditworthiness, mortgage lending experience and reputation. Each broker is subject to annual and ongoing reviews by HomeSide.


Direct Production

     HomeSide's direct production includes the use of telemarketing to solicit loans from several sources, including refinancing of mortgage loans in HomeSide's existing servicing portfolio, leads generated from direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide acquired BBMC's telemarketing system which was established in May 1995. HomeSide believes that these efforts will have a significant effect on increasing the percentage of loans captured by the direct division from loan prepayments in HomeSide's servicing portfolio. Refinancing retention represents the percentage of loans refinanced through HomeSide's direct channel that were serviced by HomeSide prior to refinancing.

     In April 1996, pursuant to a two-year agreement, HomeSide began offering mortgage loans through the American Airlines Advantage Program, which encompasses approximately 14 million households. Under this program, a borrower receives one frequent flyer mile for every dollar of interest paid on time. HomeSide offers loans in four out of five geographic regions in the United States, along with two other lenders in each region. Each lender receives one third of the referrals from the Advantage program, or prospective borrowers may contact the lender directly. HomeSide pays American Airlines a fee for each mile earned by a borrower. Under the program, such fees are paid to American Airlines on a monthly basis as the borrower earns miles by making monthly interest payments. The program is in its infancy and fees paid to American Airlines by HomeSide for miles earned have thus far been insignificant. HomeSide plans to establish additional affinity relationships.

     Under the terms of the BBMC and BMC Acquisitions, BKB has retained all of its retail production facilities in the New England area and Barnett retained all of its loan production facilities except for Honolulu Mortgage. Upon selling BBMC and BMC to HomeSide, BKB and Barnett entered into exclusive five-year agreements to sell, subject to certain limitations, all loans originated from these sources to HomeSide on a broker or correspondent basis at market rates. In 1996, HomeSide sold or closed BBMC's remaining retail branches.


Bulk Acquisition

     Bulk acquisition is the large scale purchase of mortgage servicing rights. In connection with such acquisitions, HomeSide does not purchase the underlying mortgage loans which were originated by other originators. HomeSide may purchase servicing rights on an exclusive basis or through a competitive bidding process and plans to continue this practice on an opportunistic basis in order to grow its servicing portfolio and benefit from economies of scale.

Underwriting and Quality Control

     Underwriting

     HomeSide's loans are underwritten in accordance with applicable Fannie Mae, FHLMC, VA, and FHA guidelines, as well as certain private investor requirements. The underwriting process is organized by origination channel and by loan type. HomeSide currently employs underwriters with an average of ten years of underwriting experience.

     HomeSide requires approximately 80% of its correspondent lenders to have their loans underwritten by third party contract underwriters prior to purchase. These contract underwriters are designated by HomeSide and include General Electric Capital Corp., Mortgage Guaranty Insurance Corp., and Private Mortgage Insurance Corp. HomeSide grants delegated underwriting status to the remaining approximately 20% of correspondents which enables the correspondents to submit conventional loans to HomeSide without prior underwriting approval. Generally, HomeSide grants delegated underwriting status to its larger correspondents who meet financial strength, delinquency, underwriting and quality control standards, and such correspondents are monitored regularly. The FHA and VA require that loans be underwritten by the originating lender on an Agency-approved or delegated basis. If issuance of FHA guarantees or VA insurance certificates is denied, the correspondent must repurchase the loan.

     HomeSide's underwriting process for its retail production operation is fully automated. The automated underwriting technology incorporates credit scoring and appraisal evaluation systems. These systems employ rules-based and statistical technologies to evaluate the borrower, the property and salability of the loan to the secondary market. HomeSide believes that these technologies have contributed to improved productivity and reduced underwriting and processing turnaround time.

     Quality Control

     HomeSide maintains a compliance and quality assurance department that operates independently of the production, underwriting, secondary marketing and loan administration department. For its production compliance process, HomeSide randomly selects a statistical sample of all closed loans monthly for review. The sample generally comprises 3.5% - 4% of all loans closed each month. This review includes a credit scoring and reunderwriting of such loans, ordering second appraisals on 10% of the sample, reverifying funds, employment and final applications and reordering credit reports on all loans selected. In addition, a full underwriting review is conducted on (i) all jumbo loans that go into default during the first thirty-six months from the date of origination and (ii) all other loans that go into default during the first six months from the date of origination. Document and file reviews are also undertaken to ensure regulatory compliance. In addition, random reviews of the servicing portfolio, covering selected aspects of the loan administration process, are conducted.

     HomeSide monitors the performance of the underwriting department through quality assurance reports, HUD/VA reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. According to HomeSide's quality control findings, less that 1% of its loans have underwriting issues that affect salability to the secondary market. Flaws in these loans are generally corrected; otherwise, the holder of the mortgage-backed security is indemnified against future losses resulting from such flaws by HomeSide or, ultimately, the originating correspondent. Correspondents or co-issue partners are required to repurchase any flawed loans originated by them.

Secondary Marketing


     HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of GNMA MBS. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae and FHLMC for Fannie Mae MBS or FHLMC participation certificates, respectively. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA, Fannie Mae and FHLMC securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors. For the year ended February 28, 1997, approximately 78% of the mortgage loans originated by HomeSide were sold to GNMA (38%), Fannie Mae (27%), and FHLMC (13%). The remaining were sold to private investors.


     The sale of mortgage loans may generate a gain or loss to HomeSide. Gains or losses result primarily from two factors. First, HomeSide may purchase a loan at a price that may be higher or lower than HomeSide would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from fluctuations in interest rates that create changes in the market value of the loans or commitments to purchase loans, from the time the interest rate commitment is given to the mortgagor until the loan is sold to an investor.


     HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of MBS and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. For the period March 16, 1996 to February 28, 1997, HomeSide has not experienced secondary marketing losses on an aggregate basis.


     HomeSide's policy is to sell mortgage loans on a non-recourse basis. However, in the case of VA loans used to form GNMA pools, the VA's loan guarantees do not cover the entire principal balance of the loan and HomeSide is responsible for losses which exceed the VA's guaranteed limitations. In connection with HomeSide's loan exchanges and sales, HomeSide makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to the accuracy of information. In the event of a breach of these representations and warranties, HomeSide typically corrects such flaws, but, if the flaws cannot be corrected, may be required to repurchase such loans. In cases where loans are originated by a correspondent, HomeSide may sell the flawed loan back to the correspondent under a repurchase obligation.

Loan Servicing

     HomeSide derives its revenues predominantly from its servicing operations. HomeSide anticipates that the sale of servicing rights will not be a significant component of its business strategy in the future. Since its formation, HomeSide has also maintained a risk management program designed to protect, within certain parameters, the economic value of its servicing portfolio, which is subject to prepayment risk when interest rates decline, providing mortgagors with refinancing opportunities.

     Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee was 0.359% at February 28, 1997. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

     HomeSide's servicing strategy is to continue to build its mortgage servicing portfolio and benefit from the economies of scale inherent in the business. HomeSide services substantially all of the mortgage loans that it originates. In addition, HomeSide purchases the rights to service mortgage loans originated by other lenders.

     As part of the BMC Acquisition, HomeSide acquired a full-service mortgage company in Hawaii, Honolulu Mortgage Co. Honolulu Mortgage's servicing portfolio totaled $1.9 billion at November 30, 1996 and its loan production was $257.4 million since its acquisition on May 31, 1996. In February 1997, Honolulu Mortgage Co. sold substantially all its assets to an unaffiliated third party. The sale did not materially affect HomeSide's financial results.

     HomeSide's servicing strategy is also to enhance the profitability of its servicing activities through low cost and efficient processes. This strategy is pursued through highly automated, cost effective processing systems, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. HomeSide outsources to third party vendors functions relating to insurance, taxes and default management, contributing to HomeSide's ability to maintain a highly variable cost structure. Using a variety of factors, including loans serviced per employee and direct cost per loan, management believes that HomeSide is one of the nation's most efficient servicers based on industry surveys. Management believes that its low cost servicing provides it with a competitive advantage in the industry.



The following table provides certain information regarding HomeSide's servicing portfolio:

   (dollars in millions)             For the Period       For the Three      For the Three       For the Three       For the Period
                                     March 1,1996         Months Ended       Months Ended        Months Ended       March 1, 1996 to
                                       to May 31,           August 31,       November 30,        February 28,          February 28,
                                         1996(a)              1996              1996                 1997                   1997
                                     ----------------------------------------------------------------------------------------------

Servicing Portfolio Balance,
    beginning of period                $42,907              $78,391            $85,835             $88,706                $42,907
                                     ----------------------------------------------------------------------------------------------
   Total additions                      37,184                9,842              5,244               6,064                 58,334
                                     ----------------------------------------------------------------------------------------------
Scheduled amortization                     235                  494                517                 576                  1,822
Prepayments                              1,321                1,702              1,529               1,674                  6,226
Foreclosures                               130                  137                106                 141                    514
Servicing sales                             14                   65                221               2,187                  2,487
                                     ----------------------------------------------------------------------------------------------
    Total reductions                     1,700                2,398              2,373               4,578                 11,049
                                     ----------------------------------------------------------------------------------------------
Servicing Portfolio Balance,
          end of period                $78,391              $85,835            $88,706             $90,192                $90,192
                                       =======              =======            =======             =======                =======



-------------------------------------------------
(a)  Excludes loans purchased not yet on servicing system of $4.9 billion.

     HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's originations and bulk servicing acquisitions. The nine largest states accounted for 66.9% of the outstanding UPB of HomeSide's total servicing portfolio on February 28, 1997, while the largest volume by state is Florida with an 18.7% share of the total portfolio on February 28, 1997. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

     The following table sets forth the geographic distribution of the Company's servicing portfolio as of February 28, 1997:

                        Servicing Portfolio by State (a)



                                                          At February 28, 1997
                                                     ---------------------------
(dollars in millions)                                     UPB           %of UPB
                                                     ---------------------------

Florida                                               $16,559             18.7%
California                                             13,686             15.4
Massachusetts                                           7,383              8.4
Texas                                                   5,434              6.1
Maryland                                                4,079              4.6
Georgia                                                 3,427              3.9
Virginia                                                3,218              3.6
Illinois                                                2,913              3.3
New York                                                2,517              2.9
Other (b)                                              29,244             33.1
                                                     ---------------------------
Total                                                 $88,460            100.0%
                                                     ===========================
--------------
(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased not yet on servicing system.
(b)  No other state represents more than 2.9% of HomeSide's servicing portfolio.

     On February 28, 1997, HomeSide's servicing portfolio consisted of $29.4 billion of FHA/VA servicing and $59.0 billion of conventional servicing.


     The weighted average interest rate of the loans in the Company's servicing portfolio on February 28, 1997 was 7.92%. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:


               Servicing Portfolio by Coupon at February 28, 1997



                                         At February 28, 1997
                            ------------------------------------------------
                                                              Cumulative
Interest Rate                   UPB(a)           % of UPB       % of UPB
                                ------           --------       --------
                            (dollars in
                              millions)
Less than 6.0%                $   983               1.1%           1.1%
6.0% to 6.9%                    9,633              10.9           12.0
7.0% to 7.9%                   37,542              42.4           54.4
8.0% to 8.9%                   29,293              33.1           87.5
9.0% to 9.9%                    7,274               8.2           95.7
10.0% to 10.9%                  2,912               3.3           99.0
Over 11.0%                        823               1.0          100.0
                              ----------------------------
      Total                   $88,460             100.0%
                              ============================
--------------
(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased not yet on servicing system.

Loan Servicing Credit Issues

     HomeSide is affected by loan delinquencies and defaults on loans that it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, HomeSide must forward all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available. HomeSide is generally reimbursed, subject to certain limitations with respect to FHA/VA loans as described below, by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of such reimbursements is typically uncertain. In the interim, HomeSide absorbs the cost of funds advanced during the time the advance is outstanding. Further, HomeSide bears the increased costs of collection activities on delinquent and defaulted loans. HomeSide also foregoes servicing income from the time such loans become delinquent until foreclosure, when, if any proceeds are available, HomeSide may recover such amounts. Delinquency rates typically rise in the winter months, which result in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

     HomeSide periodically incurs losses attributable to servicing FHA and VA loans for investors, including actual losses for final disposition of loans that have been foreclosed or assigned to the FHA or VA and accrued interest on such FHA or VA loans for which payment has not been received. For HomeSide, servicing losses on investor-owned loans totaled $17.9 million for the period March 16, 1996 to February 28, 1997, primarily representing losses on VA loans. The VA guarantees the initial losses on a loan. The guaranteed amount generally ranges from 20% to 35% of the original principal balance. Before each foreclosure sale, the VA determines whether to bid by comparing the estimated net sale proceeds to the outstanding principal balance and the servicer's accumulated reimbursable costs and fees. If this amount is a loss and exceeds the guaranteed amount, the VA typically issues a no-bid and pays the servicer the guaranteed amount. Whenever a no-bid is issued, the servicer absorbs the loss, if any, in excess of the sum of the guaranteed principal and amounts recovered at the foreclosure sale. HomeSide's historical delinquency and foreclosure rate experience on VA loans has generally been consistent with that of the industry.

     Management believes that it has an adequate level of reserve based on HomeSide's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                        Servicing Portfolio Delinquencies
                             (Percent by Loan Count)


                                                          For the Period       For the Three      For the Three      For the Three
                                                         March 1, 1996 to      Months Ended       Months Ended       Months Ended
                                                             May 31,            August 31,        November 30,        February 28,
                                                             1996(a)               1996              1996                 1997
                                                         ---------------------------------------------------------------------------
Delinquent Mortgage Loans (at end of period)

   30 Days                                                   2.97%                 3.08%             3.50%                3.27%
   60 Days                                                   0.60                  0.64              0.68                 0.69
   90 Days                                                   0.35                  0.48              0.58                 0.54
       Total Delinquencies                                   3.92%                 4.20%             4.76%                4.50%

Foreclosure Pending (at end of period)                       0.66%                 0.95%             1.02%                1.09%

--------------------------
(a) Excludes BMC portfolio acquired on May 31, 1996.





Servicing Portfolio Hedging Program

     The value of HomeSide's servicing portfolio is subject to volatility in the event of unanticipated changes in prepayments. As interest rates increase, prepayments by mortgagors decrease as fewer owners refinance, increasing expected future cash flows from servicing revenue. Conversely, as interest rates decrease, prepayments by mortgagors increase as homeowners seek to refinance their mortgages, reducing expected future cash flows from servicing revenues on those prepaid mortgages. Since the value of servicing rights is based on the net present value of future cash flows, the value of the portfolio decreases in a declining interest rate environment and increases in a rising rate environment.

     HomeSide's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using market discount rates and market consensus prepayment speeds, among other variables. The value is then analyzed under various interest rate scenarios that help HomeSide estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically issued by HomeSide, the relationship between mortgage rates and Treasury securities and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - HomeSide - for the Period March 16, 1996 to February 28, 1997 Results of Operations - Risk Management Activities".

     The FASB has been evaluating the accounting for derivative financial instruments and hedging activities. The FASB has issued an exposure draft and numerous comments have been received. It is unclear what changes will ultimately be made to such exposure draft. Under current practice, derivative financial instruments may be accounted for as hedges with changes in the value deferred as a component of the asset or liability being hedged, provided the instruments are designated as a hedge and reduce exposure to loss with a high correlation. Management of HomeSide is unable to predict what effect, if any, changes in accounting principles would have on HomeSide's financial statements or HomeSide's use of hedge accounting.

Servicing Integration and Software

     To facilitate administration and to effect the economies of scale targeted by management, HomeSide's servicing operations are expected to be integrated over the next fiscal year. HomeSide has a servicing site located in Jacksonville, Florida, which at February 28, 1997 serviced approximately 681,115 loans with a servicing staff of approximately 550, and a servicing site located in San Antonio, Texas, which at February 28, 1997 serviced approximately 406,221 loans with a servicing staff of approximately 280. BMC had servicing operations located in Jacksonville, Florida and San Antonio, Texas. Prior to the sale of substantially all the assets of Honolulu Mortgage in February, 1997 to an unaffiliated third party, approximately 11,000 loans were serviced at Honolulu Mortgage. These loans and the servicing rights were sold as part of the February, 1997 sale. HomeSide plans to integrate the existing former BBMC portfolio with the former BMC portfolio in stages based on the capacity and capabilities of each of the respective servicing sites. HomeSide has completed the transfer of its approximately 145,000 loans at BMC's Jacksonville facility to the San Antonio facility for servicing.

     In addition to the physical consolidation of servicing operations, HomeSide intends to convert the entire servicing platform to BMC's proprietary software. This proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of over 30 technology providers.

     HomeSide expects to achieve significant competitive advantages over time by converting to the proprietary servicing software, which is expected to cost less to operate and is configured to accommodate growth more efficiently than HomeSide's current outsourced system. Once the conversion has been completed, this architecture is expected to support HomeSide's portfolio growth up to approximately twice the number of loans currently serviced. The system is also expected to permit continued development of workflow and other client-server applications, contributing to increased productivity.

     Several other measures are expected to be undertaken by HomeSide in order to operate more efficiently. HomeSide has outsourced BMC's hazard insurance, tax payments and default functions to specialized vendors, as was the historic practice at BBMC. The consolidation of the two servicing operations in Jacksonville is expected to result in a reduction in headcount. In addition, the plan to have dedicated centers for conventional and FHA/VA servicing in Jacksonville and San Antonio, respectively, is expected to yield additional economies through specialization.

Regulation

     HomeSide's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, Fannie Mae, FHLMC, GNMA and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on HomeSide, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and set maximum loan amounts. Moreover, lenders such as HomeSide are required annually to submit audited financial statements to Fannie Mae, FHLMC, GNMA and HUD and to comply with each regulatory entity's own financial requirements. HomeSide's business is also subject to examination by Fannie Mae, FHLMC and GNMA and state regulatory agencies at all times to assure compliance with applicable regulations, policies and procedures.

     Mortgage origination activities are subject to the provisions of various federal and state statutes including, among others, the Equal Credit Opportunity Act, the Federal Truth-in Lending Act, RESPA, the Fair Housing Act, and the regulations promulgated thereunder, which among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit fees and charges paid by borrowers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicers, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions. Such regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise restricting HomeSide's ability to conduct its business as it is now conducted.

     Prior to the BBMC Acquisition, BBMC was a wholly-owned operating subsidiary of a national bank, and subject to substantially all of the regulations and restrictions applicable to a national bank. Prior to the BMC Acquisition, BMC was a wholly-owned subsidiary of a bank holding company. During the period that BKB or Barnett, or any of their subsidiaries, retains a material ownership interest in HomeSide, HomeSide and its subsidiaries (i) will be under the jurisdiction, supervision, and examining authority of the OCC, and (ii) may only engage in activities that are part of, or incidental to, the business of banking. The OCC has specifically ruled that mortgage banking is a proper incident to the business of banking.

     There are various other state and local laws and regulations affecting HomeSide's operations. HomeSide is licensed in those states that require licensing to originate, purchase and/or service mortgage loans. Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.



Competition

     Mortgage bankers operate in a highly competitive and fragmented market. In 1996 the largest originator of loans represented 6.4% of the market and the largest servicer represented 4.6%, while the top 30 originators and servicers represented 41.7% and 44.7% of their markets, respectively, based on data published by Inside Mortgage Finance.


                                                  TOP 10 ORIGINATORS AND SERVICERS

                                                        (dollars in billions)
1996 Originations                                                               Servicing Portfolio at December 31, 1996
 1  Norwest Mortgage, IA                                $51.5                    1  Norwest Mortgage, IA                    $179.7
 2  Countrywide Home Loans, CA                           38.8                    2  Countrywide Home Loans, CA               151.9
 3  Chase Manhattan Mortgage Holdings, FL                38.4                    3  Chase Manhattan Mortgage Holdings, FL    137.6
 4  Fleet Mortgage Group, SC                             22.5                    4  Fleet Mortgage Group, SC                 120.1
 5  HomeSide Lending, FL                                 19.7                    5  GE Capital Mortgage Corp., NC            103.7
 6  BankAmerica, CA                                      15.8                    6  NationsBanc & Affiliates, TX              96.4
 7  NationsBanc & Affiliates, TX                         12.1                    7  HomeSide Lending, FL                      84.7
 8  Standard Federal Bank, MI                            10.4                    8  Home Savings of America, CA               59.5
 9  FT Mortgage Companies, TN                            10.1                    9  First Nationwide, MD                      58.4
10 Resource BancShares Mtg. Co., SC                      10.0                    10 Mellon Mortgage, TX                       58.1
-----------------
Source:  National Mortgage News.


     HomeSide competes with other mortgage bankers, financial institutions, and other providers of financial services. The underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized. As a result, mortgage banking products (i.e., mortgage loans and the servicing of those loans) have become difficult to differentiate. Therefore, mortgage bankers compete primarily on the basis of price or service, making effective cost management essential.

     Mortgage bankers generally seek to develop cost efficiencies in one of two ways: economies of scale or specialization. Large full-service national or regional mortgage bankers have sought economies of scale through an emphasis on wholesale originations, the introduction of automated processing systems and expansion through acquisition. Smaller companies frequently identify and pursue a particular expertise or customer base in an attempt to create a market niche.

     The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 25 mortgage loan servicers have increased their aggregate market share from 20.7% in 1990 to 41.9% in 1996.

Employees

     As of February 28, 1997, HomeSide had approximately 1,698 total employees, substantially all of whom were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2. PROPERTIES

     HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities, which comprise approximately 145,000 square feet of owned space and approximately 135,000 square feet of leased space. The servicing center lease expires on August 31, 1999 unless HomeSide exercises its options to renew, which could extend the lease for an additional six years. HomeSide also leases approximately 53,000 square feet of warehouse space in Jacksonville, Florida for storing certain loan files, loan servicing documents and other corporate records. In addition HomeSide owns an additional 190,000 square feet of space in San Antonio, Texas. HomeSide believes that its present facilities are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

     HomeSide is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving HomeSide, considers that the aggregate liability or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position of HomeSide.

     In recent years, the mortgage banking industry has been subject to class action lawsuits which allege violations of federal and state laws and regulations, including the propriety of collecting and paying various fees and charges. Class action lawsuits may be filed in the future against the mortgage banking industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1997, except that in January, 1997 prior to HomeSide's initial public offering of Common Stock, the stockholders, by unanimous written consent, amended the Certificate of Incorporation and Bylaws of the Company, appointed BankBoston, N.A. as the Transfer Agent for the Company's Common Stock and took other actions in anticipation of the initial public offering. The Restated Certificate of Incorporation and Bylaws were filed as Exhibits to the Registration Statement for the initial public offering (Registration No. 333-17685).


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     HomeSide's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol HSL. As of February 28, 1997, there were 86 shareholders of record of the Company's Common Stock. Class C common stock has no voting rights and is not publicly traded. There was 1 shareholder of record of Class C common stock as of February 28, 1997.

     Common stock of HomeSide, Inc. was initially sold to the public on January 30, 1997, and the transaction closed on February 5, 1997. The high and low sales prices (as reported by the NYSE) for the Company's stock for the month of February 1997 were $19 and $ 16 1/8, respectively.

     During the fiscal year ended February 28, 1997, no dividends were declared or paid on HomeSide's Common Stock.

     Prior to the Company's January 1997 initial public offering of Common Stock, the Company issued certain securities without registration under the Securities Act of 1933, as amended. The information set forth in Item 15 of the Company's Registration Statement on Form S-1 (Registration No. 333-17685) concerning such issuances is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth under the caption, "Selected Consolidated Financial Data" which appears on page 9 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 10 through 21 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the reports therein of Arthur Andersen LLP and Coopers and Lybrand LLP appearing on pages 22 through 52 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure matters which require disclosure pursuant to Item 304 of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 hereby is incorporated by reference from the information set forth under the captions "Election of Directors" and "Compliance with Section 16(e) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held June 10, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 hereby is incorporated by reference from the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held June 10, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this Item 12 hereby is incorporated by reference from the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held June 10, 1997.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 hereby is incorporated by reference from the information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held June 10, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  The following documents are filed as a part of this Report:

     1.   Financial Statements: See Part II, Item 7 hereof.

     2.   Financial Statement Schedule and Auditors' Report

          All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.

     3.   The following exhibits are submitted herewith:

          Unless otherwise indicated, all Exhibits are incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-17685.

  Number      Description
  ------      -----------

     3.1      Certificate of Incorporation of HomeSide, Inc.
     3.2      By-Laws of HomeSide, Inc.
     3.3      Form of Restated Certificate of Incorporation of HomeSide, Inc.
     3.4      Form of Amended and Restated By-Laws of HomeSide, Inc.
     4.1      Form of Common Stock Certificate
     10.1 Stock Purchase Agreement dated December 11, 1995 between HomeAmerica Capital, Inc. (currently known as HomeSide, Inc.) and The First National Bank of Boston (the "BBMC Purchase Agreement")
     10.2 Amendment No. 1, dated as of March 15, 1996, to the BBMC Purchase Agreement

     Number   Description
     ------   -----------
     10.3     Marketing Agreement dated as of March 15, 1996 between HomeSide,
              Inc. and The First National Bank of Boston
     10.4     Repurchase of Mortgage Loan Servicing Rights Letter Agreement
              between The First National Bank of Boston (currently known as
              BankBoston, N.A.) and BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.)
     10.5     Operating Agreement effective as of March 15, 1996 between The
              First National Bank of Boston (currently known as BankBoston,
              N.A.) and BancBoston Mortgage Corporation (currently known as
              HomeSide Lending, Inc.)
     10.6     Brokered Loan Purchase and Sale Agreement dated as of March 15,
              1996 between BancBoston Mortgage Corporation (currently known as
              HomeSide Lending, Inc.) and each of The First National Bank of
              Boston (currently known as BankBoston N.A.), Bank of Boston
              Connecticut, Rhode Island Hospital Trust National Bank and Bank of
              Boston Florida, N.A.
     10.7     Master Take-Out Commitment dated as of March 15, 1996 between
              BancBoston Mortgage Corporation (currently known as HomeSide
              Lending, Inc.) and each of The First National Bank of Boston
              (currently known as BankBoston, N.A.), Bank of Boston Connecticut,
              Rhode Island Hospital Trust National Bank and Bank of Boston
              Florida, N.A.
     10.8     Neighborhood Assistance Corporation of America Mortgage Loan
              Take-Out Commitment dated as of March 15, 1996 between BancBoston
              Mortgage Corporation (currently known as HomeSide Lending, Inc.)
              and The First National Bank of Boston (currently known as
              BankBoston, N.A.)
     10.9+    PMSR Flow Agreement dated as of March 15, 1996 between BancBoston
              Mortgage Corporation (currently known as HomeSide Lending, Inc.)
              and each of The First national Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston Connecticut, Rhode Island
              Hospital Trust National Bank and Bank of Boston Florida, N.A.
     10.10+   Mortgage Loan Servicing Agreement dated as of March 15, 1996 between BancBoston Mortgage Corporation (currently known asHomeSide Lending, Inc.) and each of the First National Bank of Boston, Bank of Boston Connecticut, Rhode Island Hospital Trust
              National Bank and Bank of Boston Florida, N.A.
     10.11    Stock Purchase Agreement dated as of March 4, 1996 between Grant
              America, Inc. (currently known as HomeSide, Inc.) and Barnett
              Banks, Inc. (the "BMC Purchase Agreement")
     10.12    Amendment No. 1, dated as of May 31, 1996, to the BMC Purchase
              Agreement
     10.13    Tax Indemnity Letter Agreement dated as of March 4, 1996 between
              Barnett Mortgage Company (currently known as HomeSide Holdings,
              Inc.) and Barnett Banks, Inc.
     10.14    Amended and Restated Shareholder Agreement dated as of May 31,
              1996 among HomeSide, Inc. and the shareholders thereof
     10.15    Amended and Restated Registration Rights Agreement dated as of May
              31, 1996 between HomeSide, Inc. and certain shareholders thereof
     10.16    Marketing Agreement dated as of May 31, 1996 between HomeSide,
              Inc. and Barnett Banks, Inc.
     10.17    Transitional Services Agreement dated as of may 31, 1996 between
              Barnett Banks, Inc., Barnett Mortgage Company (currently known as
              HomeSide Holdings, Inc.) and HomeSide, Inc.
     10.18    Operating Agreement dated as of May 31, 1996 between HomeSide
              Lending, Inc. and Barnett Banks, Inc.

     Number   Description
     ------   -----------

     10.19+ Mortgage Loan Servicing Agreement dated as of April, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.
     10.20+ PMSR Flow Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.
     10.21 Correspondent Agreement dated May 16, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.
     10.22 Delegated Underwriting Agreement dated as of May 15, 1996 between HomeSide Lending, Inc. and HomeSide Holdings, Inc.
     10.23* Amended and Restated Credit Agreement dated as of January 31, 1997 among HomeSide Lending, Inc., Honolulu Mortgage Company, Inc., the Lenders parties thereto, and The Chase Manhattan Bank as Administrative Agent (the "Credit Agreement")
     10.24* Amended and Restated Holdings Pledge Agreement dated as of January 31, 1997 between HomeSide, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.25* Amended and Restated HomeSide Pledge Agreement dated as of January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.26* Amended and Restated BMC Pledge Agreement dated as of January 31, 1997 between HomeSide Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.27 Registration Rights Agreement dated as of May 14, 1996 among HomeSide, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Smith Barney Inc. and Friedman, Billings, Ramsey & Co., Inc.
     10.28* Amended and Restated Holdings Guaranty dated as of January 31, 1997 by HomeSide, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.29* Amended and Restated HomeSide Guaranty dated as of January 31, 1997 by HomeSide Lending, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.30* Amended and Restated Subsidiaries Guaranty dated as of January 31, 1997 by each of SWD Properties, Inc., Stockton Plaza, Inc., HomeSide Mortgage Securities, Inc. and Honolulu Mortgage Company, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.31* Amended and Restated BMC Guaranty dated as of January 31, 1997 by HomeSide Holdings, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.32* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.33* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between Honolulu Mortgage Company, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.34* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between HomeSide Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

     Number   Description
     ------   -----------
     10.35*   Intercreditor Agreement dated as of May 31, 1996 between HomeSide,
              Inc. HomeSide Holdings, The Bank of New York, as Trustee, and The
              Chase Manhattan Bank, as Administrative Agent under the Credit
              Agreement
     10.36    HomeSide, Inc. Time Accelerated Restricted Stock Option Plan
     10.37    HomeSide, Inc. Non-Qualified Stock Option Plan
     10.38    Class B Non-Voting Common Stock Issuance Agreement dated as of
              March 14, 1996 between HomeSide, Inc. and Smith Barney Inc.
     10.39    Transitional Services Agreement dated as of March 15, 1996 between
              The First National Bank of Boston (currently known as BankBoston,
              N.A.) and BancBoston Mortgage Corporation (currently known as
              HomeSide Lending, Inc.)
     10.40    Transitional Services Agreement dated as of March 15, 1996 between
              The First National Bank of Boston (currently known as BankBoston,
              N.A.) and BancBoston Mortgage corporation (currently known as
              HomeSide Lending, Inc.)
     10.41    Management Agreement dated as of March 15, 1996 between BancBoston
              Mortgage Corporation (currently known as HomeSide Lending, Inc.)
              and The First National Bank of Boston (currently known as
              BankBoston, N.A.)
     10.42    Management Agreement dated as of March 15, 1996 between BancBoston
              Mortgage Corporation (currently known as HomeSide Lending, Inc.)
              and Thomas H. Lee Company
     10.43    Management Agreement dated as of March 15, 1996 between BancBoston
              Mortgage Corporation (currently known as HomeSide Lending, Inc.)
              and Madison Dearborn Partners, Inc.
     10.44    Management Stockholder Agreement dated as of May 15, 1996 between
              HomeSide, Inc., The First National Bank of Boston (currently known
              BankBoston, N.A.), Thomas H. Lee Equity Fund III, L.P. and certain affiliates thereof, Madison Dearborn Capital Partners, L.P. and certain employees of HomeSide, Inc. and its subsidiaries
     10.45    Management Agreement dated as of May 31, 1996 between HomeSide
              Lending, Inc. and Barnett Banks, Inc.
     10.46    Form of HomeSide Severance Agreement
     10.47*   Loan and Security Agreement dated January 15, 1997 between
              HomeSide Lending, Inc. and The Chase Manhattan Bank
     10.48*   First Amendment dated February 28, 1997 to Loan and Security
              Agreement dated January 15, 1997 between HomeSide Lending, Inc.
              and The Chase Manhattan Bank
     10.49*   Second Amendment dated March 31, 1997 to Loan and Security
              Agreement dated January 15, 1997 between HomeSide Lending, Inc.
              and The Chase Manhattan Bank.
     10.50*   Loan and Security Agreement dated March 14, 1997 between HomeSide
              Lending, Inc. and Merrill Lynch Mortgage Capital Inc.
     10.51*   First Amendment dated March 31, 1997 to Loan and Security
              Agreement dated March 14, 1997 between HomeSide Lending, Inc. and
              Merrill Lynch Mortgage Capital Inc.
     10.52*   Third Amendment dated April 11, 1997 to Loan and Security
              Agreement dated January 15, 1997 between HomeSide Lending, Inc.
              and The Chase Manhattan Bank.
     10.53*   Second Amendment dated April 14, 1997 to Loan and Security
              Agreement dated March 14, 1997 between HomeSide Lending, Inc. and
              Merrill Lynch Mortgage Capital Inc.
     10.54*   Fourth Amendment dated April 29, 1997 to Loan and Security
              Agreement dated January 15, 1997 between HomeSide Lending, Inc.
              and The Chase Manhattan Bank.
     10.55*   Third Amendment dated April 29, 1997 to Loan and Security
              Agreement dated March 14, 1997 between HomeSide Lending, Inc. and
              Merrill Lynch Mortgage Capital Inc.
     21.1*    List of subsidiaries of HomeSide, Inc.

     Number   Description
     ------   -----------
     23.4     Consent of Hutchins, Wheeler & Dittmar, A Professional Corporation
              (included in Exhibit 5.1)
     24.1     Powers of Attorney
     26.0^    Excerpts from 1997 Annual Report to Stockholders
     26.1     Item 15 of the Company's Registration Statement on form S-1, No.
              333-17685

----------------
     *        Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s
              (a wholly-owned subsidiary of the Registrant Registration
              Statement on Form S-1, Registration No. 333-21193
     +        Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.
     ^        This Exhibit is filed with this Registration Statement.

(b) Reports on form 8-K

     HomeSide filed no reports on form 8-K for the fiscal year ended February 28, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HomeSide, Inc.
                                            --------------
                                            (Registrant)

                                            By: /s/ Joe K. Pickett
                                                --------------------------------
                                                Joe K. Pickett
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signiture              Title                               Date
         ---------              -----                               ----

   /s/Joe K. Pickett            Chairman of the Board,              May 21, 1997
---------------------------     Chief Executive Officer and
      Joe K. Pickett            Director (Principal Executive
                                Officer)

  /s/Hugh R. Harris             President,                          May 21, 1997
---------------------------     Chief Operating Officer
     Hugh R. Harris             and Director

  /s/Kevin D. Race              Vice President and Chief            May 21, 1997
---------------------------     Financial Officer and
     Kevin D. Race              Treasurer(Principal Financial
                                and Accounting Officer)

---------------------------     Director                            May 21, 1997
     Thomas M. Hagerty

---------------------------     Director                            May 21, 1997
     David V. Harkins

---------------------------     Director                            May 21, 1997
     Justin S. Huscher

  /s/Peter J. Mannng            Director                            May 21, 1997
---------------------------
     Peter J. Manning

  /s/William J. Shea            Director                            May 21, 1997
---------------------------
     William J. Shea

___________________________     Director                            May 21, 1997
  Kathleen M. McGillycuddy

  /s/Hinton F. Nobles, Jr.      Director                            May 21, 1997
---------------------------
    Hinton F. Nobles, Jr.

  /s/Douglas K. Freeman         Director                            May 21, 1997
---------------------------
     Douglas K. Freeman

  /s/Charles W. Newman          Director                            May 21, 1997
---------------------------
     Charles W. Newman