Form 10-Q
period 1997-05-31
HOMESIDE INC
filed 1997-07-15
CIK 1016628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended May 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-12655

                                 HOMESIDE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                          59-3387041
                  --------                                                          ----------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                   7301 BAYMEADOWS WAY, JACKSONVILLE, FL 32256
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 281-3000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at July 14, 1997
           -----                                 ----------------------------

Common stock $0.01 par value                           43,375,430
Class C non-voting common stock $1.00 par value            97,138

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------


                                 HOMESIDE, INC.
                           CONSOLIDATED BALANCE SHEET

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   (UNAUDITED)
                                                                                  MAY 31, 1997   FEBRUARY 28, 1997
                                                                                  ------------   -----------------

Cash and cash equivalents                                                          $   16,775      $   52,691
Mortgage loans held for sale, net                                                     806,389         805,274
Mortgage servicing rights, net                                                      1,738,524       1,614,307
Accounts receivable, net                                                              200,570         157,518
Premises and equipment, net                                                            31,928          29,515
Other assets                                                                           65,105          92,877
                                                                                   ----------      ----------

Total Assets                                                                       $2,859,291      $2,752,182
                                                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                      $1,657,434      $1,818,503
Accounts payable and accrued liabilities                                              130,676         140,304
Deferred income taxes                                                                 139,775         129,951
Long-term debt                                                                        400,977         151,128
                                                                                   ----------      ----------

Total Liabilities                                                                   2,328,862       2,239,886
                                                                                   ----------      ----------

Common stock:
     Common stock, $.01 par value, 119,610,000 shares authorized and
         43,375,430 shares issued and outstanding                                         434             434
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized, and 97,138 shares issued and outstanding                              97              97
Additional paid-in capital                                                            476,646         476,646
Retained earnings                                                                      55,102          36,969
                                                                                   ----------      ----------
                                                                                      532,279         514,146
Less: Notes received in payment for capital stock                                      (1,850)         (1,850)
                                                                                   ----------      ----------

Total Stockholders' Equity                                                            530,429         512,296
                                                                                   ----------      ----------

Total Liabilities and Stockholders' Equity                                         $2,859,291      $2,752,182
                                                                                   ==========      ==========



   The accompanying notes are an integral part of these financial statements.



                                 HOMESIDE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                FOR THE THREE  FOR THE PERIOD FROM    FOR THE THREE
                                                MONTHS ENDED    MARCH 16, 1996 TO     MONTHS ENDED
                                                MAY 31, 1997       MAY 31, 1996     FEBRUARY 28, 1997
                                                -------------  -------------------  -----------------


REVENUES:

Mortgage servicing fees                            $ 99,824          $ 41,485          $ 95,871
Amortization of mortgage servicing rights           (48,206)          (16,442)          (50,090)
                                                   --------          --------          --------
    Net servicing revenue                            51,618            25,043            45,781
Interest income                                      19,242            12,719            21,277
Interest expense                                    (22,104)          (14,962)          (26,497)
                                                   --------          --------          --------
    Net interest revenue                             (2,862)           (2,243)           (5,220)
Net mortgage origination revenue                     17,926            10,810            22,469
Other income                                            776               107               141
                                                   --------          --------          --------
    Total Revenues                                   67,458            33,717            63,171

EXPENSES:

Salaries and employee benefits                       19,736            11,480            19,669
Occupancy and equipment                               3,806             1,846             3,503
Servicing losses on investor-owned loans
   and foreclosure-related expenses                   4,752             3,938             4,981
Other expenses                                        9,437             5,345            12,135
                                                   --------          --------          --------
    Total Expenses                                   37,731            22,609            40,288
Income before income taxes and extraordinary
    loss on early extinguishment of debt             29,727            11,108            22,883
Income tax expense                                   11,594             4,554             8,750
                                                   --------          --------          --------

Income before extraordinary loss on
    early extinguishment of debt                     18,133             6,554            14,133
Extraordinary loss on early extinguishment
    of debt                                              --                --             6,440
                                                   --------          --------          --------

Net Income                                         $ 18,133          $  6,554          $  7,693
                                                   ========          ========          ========

Income Per Share:

     Income before extraordinary loss on early
           extinguishment of debt                  $   0.41          $   0.34          $   0.37

     Extraordinary loss, net of tax                      --                --              0.17
                                                   --------          --------          --------
     Net Income                                    $   0.41          $   0.34          $   0.20
                                                   ========          ========          ========




The accompanying notes are an integral part of these financial statements.




                                 HOMESIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                         FOR THE THREE    FOR THE PERIOD FROM    FOR THE THREE
                                                                         MONTHS ENDED      MARCH 16, 1996 TO      MONTHS ENDED
                                                                         MAY 31, 1997         MAY 31, 1996     FEBRUARY 28, 1997
                                                                         -------------    -------------------  -----------------
CASH FLOWS PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:

Net income                                                              $    18,133         $     6,554         $     7,693
Adjustments to reconcile net income to net cash provided by
      operating activities:
Amortization of mortgage servicing rights                                    48,206              16,442              50,090
Depreciation and amortization                                                 2,608               1,231               5,837
Servicing losses on investor-owned loans expenses                             3,183               3,938                 730
Deferred income tax expense                                                  11,594               4,554               8,750
Capitalized excess servicing rights                                              --              (2,714)             (4,642)
Mortgage loans originated and purchased for sale                         (5,372,472)         (2,316,207)         (3,422,752)
Proceeds and principal repayments of mortgage loans held for sale         5,371,357           2,227,398           3,718,707
Change in accounts receivable                                               (46,235)             (1,468)             14,857
Change in other assets and accounts payable and accrued liabilities          (5,915)            (67,710)              6,343
                                                                        -----------         -----------         -----------
Net cash provided by (used in) operating activities                          30,459            (127,982)            385,613

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                      (3,763)             (1,838)             (1,575)
Acquisition of mortgage servicing rights                                   (120,060)            (81,034)           (131,441)
Net purchases of risk management contracts                                  (29,645)            (40,987)            (53,506)
Acquisition of BancBoston Mortgage Corp., net of cash acquired                   --            (133,392)                 --
Acquisition of Barnett Mortgage Co., net of cash acquired                        --            (106,244)                 --
                                                                        -----------         -----------         -----------
Net cash used in investing activities                                      (153,468)           (363,495)           (186,522)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net borrowings from banks                                                  (161,069)            417,146            (192,310)
Issuance of bridge financing                                                     --              90,000                  --
Repayment of bridge financing                                                    --             (90,000)                 --
Issuance of notes payable                                                   250,000             200,000                  --
Payment of debt issue costs                                                  (1,687)            (19,799)             (1,800)
Repayment of long term debt                                                    (151)               (121)            (70,121)
Proceeds from issuance of common stock                                           --             152,665             116,677
                                                                        -----------         -----------         -----------
Net cash provided by (used in) financing activities                          87,093             749,891            (147,583)

Net increase (decrease) in cash and cash equivalents                        (35,916)            258,414              51,508
Cash and cash equivalents at beginning of period                             52,691                  --               1,183
                                                                        -----------         -----------         -----------

Cash and cash equivalents at end of period                              $    16,775         $   258,414         $    52,691
                                                                        ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                 HOMESIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1997 of HomeSide, Inc. ("HomeSide" or the "Company").

2.    MORTGAGE SERVICING RIGHTS

The components of mortgage servicing rights are as follows (in thousands):


Balance, February 28, 1997                                          $1,614,307
Additions                                                              120,060
Deferred hedge loss                                                     52,363
Amortization                                                           (48,206)
                                                                    ----------

Balance, May 31, 1997                                               $1,738,524
                                                                    ==========

3.  NOTES PAYABLE

      HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion line of credit. Under certain circumstances set forth in the bank line of credit agreement, borrowings under such line of credit become collateralized by substantially all of HomeSide's assets. The bank line of credit is used to provide funds for HomeSide's business of originating, acquiring and servicing mortgage loans. The bank line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. At May 31, 1997, $1.7 billion outstanding is due on February 14, 2000 at which time the bank line of credit will terminate. The bank line of credit agreement contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. Amounts outstanding at May 31, 1997 under the bank line of credit are comprised of a warehouse credit facility of $772.4 million and a servicing-related credit facility of $885.0 million. The amount of the unused bank line of credit was $842.6 million as of May 31, 1997.

      Drawings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5%, or (B) a eurodollar rate. At May 31, 1997, the weighted average interest rate on the amounts borrowed was 5.935%. The weighted average interest rate during the quarter ended May 31, 1997 was 6.042%.

      HomeSide's short-term credit facilities with maximum aggregate principal amounts of $85.0 million and $100.0 million expired upon the initial sale of medium-term debt securities by HomeSide's primary operating subsidiary, HomeSide Lending, Inc. (see Note 4).

4.    LONG-TERM DEBT

      On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003 and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain pre-set redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide. HomeSide is in compliance with all net worth and ratio requirements contained in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at May 31, 1997 is $130.0 million.

      On May 20, 1997, HomeSide's primary operating subsidiary, HomeSide Lending, Inc., issued $250.0 million of 6 7/8% notes maturing on and payable in full on May 15, 2000 and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1997. The notes were issued under the Registration statement on Form S-1 (Registration Number 333-21193) (the "Shelf Registration Statement") filed with the Securities and Exchange Commission (SEC). The 6 7/8% notes due 2000 are not subject to redemption or repayment prior to maturity and are not subject to any sinking fund. The proceeds were used to pay down short-term credit facilities of $176.2 million and to reduce amounts outstanding under the bank credit agreement. As of May 31, 1997, $250.0 million of the outstanding 6 7/8% notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the period from issuance to May 31, 1997, including the effect of the interest rate swap agreements, was 6.054%. As of May 31, 1997, $750.0 million was available for future issuances under the Shelf Registration Statement.

5.    SUBSEQUENT EVENTS

      On June 30, 1997, HomeSide Lending, Inc. issued $200.0 million of 6 7/8% notes under the Shelf Registration Statement. These notes mature on June 30, 2002 and interest is payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 1997. As of July 1, 1997, $100.0 million of these outstanding 6 7/8% notes had been effectively converted by interest rate swap agreements to floating-rate notes with a weighted average rate of 5.97% at July 1, 1997. The net proceeds were used to reduce the amounts outstanding under the bank credit agreement. Subsequently, HomeSide will reborrow amounts to fund an early pool buyout program, which involves the purchase of delinquent FHA and VA loans from GNMA pools, thereby reducing the carrying cost of servicing such loans.

      On June 30, 1997, an additional $40.0 million of 6.82% notes and on July 1, 1997, an additional $15.0 million of 6.86% notes, both maturing on July 2, 2001, were issued under the Shelf Registration Statement. Interest on both issuances is payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 1997. Net proceeds were used for working capital and general corporate purposes.

ITEM  2. Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General

      HomeSide, Inc., through its operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("Bank of Boston"), and Barnett Banks, Inc. ("Barnett"). HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide ranks as the 5th largest originator and the 7th largest sevicer in the United States for calendar 1996 based on data published by National Mortgage News.

      HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing Bank of Boston and Barnett arrangements.

      Results of operations prior to May 31, 1996 do not include the results of operations of Barnett Mortgage Company, because it was acquired on May 31, 1996. For this reason, comparisons to the first fiscal quarter of fiscal 1997 are not particularly meaningful. The results of operations for the first fiscal quarter of fiscal 1998 are, therefore, most directly comparable to the results of operations for the fourth quarter of 1997, the results of which have also been included for comparative purposes.

  Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicated future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) Changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the SEC.

   Loan Production Activities

      As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. By focusing on production channels with a variable cost structure, HomeSide eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost origination overhead, HomeSide is well positioned to weather a variety of interest rate environments.

      The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the first quarter of fiscal 1998, the first quarter of fiscal 1997 and for the fourth quarter of fiscal 1997 (in millions).


                                         FOR THE THREE    FOR THE PERIOD    FOR THE THREE
                                         MONTHS ENDED     MARCH 16, 1996    MONTHS ENDED
                                         MAY 31, 1997     TO MAY 31, 1996   FEBRUARY 28, 1997
                                         ------------     ---------------   -----------------

Correspondent                                $3,222            $1,893            $3,021
Co-issue                                      1,191             1,419             2,610
Broker                                          389               220               300
                                             ------            ------            ------
Total wholesale                               4,802             3,532             5,931
Direct                                           69               248               134
                                             ------            ------            ------
Total production                              4,871             3,780             6,065
Bulk acquisitions                               501                --                --
                                             ------            ------            ------
Total production and acquisitions            $5,372            $3,780            $6,065
                                             ======            ======            ======

      Total loan production was $5.4 billion for the first quarter of fiscal 1998 compared to $3.8 billion for the first quarter of fiscal 1997. The increase was primarily due to the additional production resulting from the acquisition of Barnett on May 31, 1996 and growth in HomeSide's existing wholesale channels.

      Total loan production was $5.4 billion for the first quarter of fiscal 1998 compared to $6.1 billion for the fourth quarter of fiscal 1997, a decrease of $0.7 billion. This was primarily due to an increase in interest rates during the first quarter of fiscal 1998. As reflected in the Freddie Mac 30-year mortgage index, the average mortgage interest rate increased to 8.11% in the first quarter of fiscal 1998 from 7.86% in the fourth quarter of fiscal 1997. The result was a lower volume of loan originations nationally in the first quarter of fiscal 1998.

      HomeSide strives for maximum efficiency in all of its production channels. Homeside continues increase its use of automated underwriting, improve in its internet web site and enhance in work-flow technology. During the quarter, a new internet site was launched for wholesale and broker customers. This electronic link will facilitate business communication between HomeSide and its correspondent and broker customers. HomeSide is also examining a number of ways to diversify revenue sources for the future. HomeSide is currently reviewing potential relationships with a nationwide credit card provider, an alliance to create a B&C paper product line for HomeSide's production network and other mortgage-related products.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of over $92 billion, HomeSide services the loans of over one million homeowners from across the United States. HomeSide is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.


      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the first quarter of fiscal 1998, the first quarter of fiscal 1997, and the fourth quarter of fiscal 1997 (in millions):

                                          FOR THE THREE     FOR THE PERIOD      FOR THE THREE
                                          MONTHS ENDED      MARCH 1, 1996       MONTHS ENDED
                                          MAY 31, 1997      TO MAY 31, 1996     FEBRUARY 28, 1997
                                          ------------      ---------------     -----------------

Balance at beginning of period                 $90,192            $42,907            $88,706
Acquisition of Barnett Mortgage Co.                 --             33,082                 --
Other additions                                  5,372              4,102              6,065
                                               -------            -------            -------
     Total additions                             5,372             37,184              6,065
                                               -------            -------            -------
Scheduled amortization                             531                235                577
Prepayments                                      2,144              1,321              1,674
Foreclosures                                       171                130                141
Sales of servicing                                  81                 14              2,187(a)
                                               -------            -------            -------
     Total reductions                            2,927              1,700              4,579
                                               -------            -------            -------
Balance at end of period                        92,637            $78,391            $90,192
                                               =======            =======            =======

(a) Included $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company

      The number of loans serviced at May 31, 1997 was 1,124,911, compared to 984,000 at May 31, 1996 and 1,087,336 at February 28, 1997. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale.

RESULTS OF OPERATIONS

   Summary

      HomeSide's net income for the first quarter of fiscal 1998 increased to $18.1 million from $6.6 million for the first quarter of fiscal 1997 and $14.1 million before an extraordinary item for the fourth quarter of fiscal 1997. Total revenues for the first quarter of fiscal 1998, for the first quarter of fiscal 1997 and the fourth quarter of fiscal 1997 were $67.5 million, $33.7 million and $63.2 million, respectively.

        Total revenues for the first quarter of fiscal 1998 increased to $67.5 million from $33.7 million for the first quarter of fiscal 1997. This was a result of the acquisition of Barnett Mortgage Co. on May 31, 1996 and increases in net servicing revenue and net mortgage origination revenue. The Barnett Mortgage Co. servicing portfolio was $33.1 billion at May 31, 1996 and its acquisition increased HomeSide's servicing portfolio by 75% on that date, which was a major factor in the increase in net servicing revenue to $50.8 million in the first quarter of fiscal 1998 from $25.0 million in the first quarter of fiscal 1997. In addition, subsequent increases in the size of the portfolio throughout fiscal 1997 and the first quarter of fiscal 1998 contributed to the increased revenue. The servicing portfolio was $92.6 billion at May 31, 1997, $78.4 billion at May 31, 1996 and $90.2 billion at February 28, 1997. As part of the Barnett Mortgage Co. acquisition, Barnett agreed to sell HomeSide Lending the loans produced by the loan production networks retained by Barnett. This additional production increased net mortgage origination revenue. Net mortgage origination revenue increased to $17.9 million in the first quarter of fiscal 1998 from $10.8 million in the first quarter of fiscal 1997 due to increased loan production during the same period.

      Revenues for the first quarter of fiscal 1998 increased by $4.3 million to $67.5 million from $63.2 million for the fourth quarter of fiscal 1997. This was mainly a result of an increase of $5.8 million in net servicing revenue and an increase of $2.3 million in net interest revenue, offset by a decrease of $4.6 million in net mortgage origination revenue. The increase in net servicing revenue was due to a $2.4 billion increase in the loan servicing portfolio during the first quarter of fiscal 1998 and decreased amortization expense. The lower amount of amortization of mortgage servicing rights reflects the increase in interest rates during the first quarter of fiscal 1998 and the consequent increase in the estimated value of future net servicing revenue. Net interest revenue increased as a result of reduced costs from the bank line of credit from improved credit ratings after HomeSide raised additional capital through its initial public offering of stock in February, 1997. Net mortgage origination revenue decreased due to the increase in mortgage interest rates during the first quarter of fiscal 1998, which resulted in a lower volume of loan originations throughout the industry. Mortgage origination expenses decreased in line with the lower volume of originations, a reflection of HomeSide's variable cost production structure, which unlike traditional retail branch loan origination networks, is not burdened by high fixed costs during industry wide loan production downturns.

   Net Servicing Revenue

      Net servicing revenue was $51.6 million in the first quarter of fiscal 1998 compared to $25.0 million in the first quarter of fiscal 1997, and $45.8 million in the fourth quarter of fiscal 1997. Net servicing revenue is comprised of mortgage servicing fees, which generally range from 0.25% to 0.50% per annum of the outstanding principal balances of the loans in the servicing portfolio, ancilliary servicing revenue, and amortization of mortgage servicing rights expense. HomeSide's weighted average servicing fee, excluding ancillary income, was 0.364%, 0.367% and 0.359% during the first quarter of fiscal 1998, the first quarter of fiscal 1997, and the fourth quarter of fiscal 1997, respectively.

      Mortgage servicing fees increased to $99.8 million in the first quarter of fiscal 1998 from $41.5 million in the first quarter of 1997, primarily as a result of the Barnett Mortgage Co. acquisition and growth of the servicing portfolio through the loan production channels. The servicing portfolio increased to $92.6 billion at the end of the first quarter of fiscal 1998 compared to $78.4 billion at the end of the first quarter of fiscal 1997. The decrease in the weighted average servicing fee from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 was due to lower proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $48.2 million for the first quarter of fiscal 1998 from $16.4 million for the first quarter of fiscal 1997 mainly as a result of a higher average balance of mortgage servicing rights.

      Mortgage servicing fees increased by $3.9 million to $99.8 million for the first quarter of fiscal 1998 from $95.9 million in the fourth quarter of fiscal 1997. The increase was a result of continued growth in the size of the servicing portfolio. The increase in the weighted average servicing fee from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998 was due to higher proportions of government loans serviced during the quarter. Amortization of mortgage servicing rights decreased during the same period as a consequence of the increase in interest rates during the first quarter of fiscal 1998, which had the effect of extending the estimated life of the mortgage servicing rights.

  Risk Management Activities

      HomeSide has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated loan prepayment speeds, which are primarily influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide expects to receive from servicing such loans is reduced. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loans and therefore, the value of the servicing portfolio declines as prepayments increase.

      Since its formation, HomeSide has purchased options on U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The option contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these option contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these securities will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

      These option contracts are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The option contracts are marked-to-market with changes in market value deferred as an adjustment to the carrying value of the related mortgage servicing right asset being hedged. Changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide's hedging activity can be measured by the correlation between changes in the value of the options and changes in the value of HomeSide's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During each of the periods presented, HomeSide has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the option contracts. However, in periods of rising interest rates, such as the first quarter of fiscal 1998, the increase in value of mortgage servicing rights may outpace the decline in value of the option contracts because the loss on the options is limited to the premium paid.

      As a result of rising interest rates during the first quarter of fiscal 1998, the increase in the estimated fair value of the mortgage servicing rights more than offset the $52.4 million loss on risk management contracts during the period. Interest rates were also rising during the first and fourth fiscal quarters of 1997 and the losses on risk management contracts during these periods were $37.6 million and $170.6 million, respectively. The cumulative net deferred gains and losses on risk management contracts resulted in a $121.6 million net loss in fiscal 1997. The increase in the estimated fair value of the mortgage servicing rights approximated the net loss on risk management contracts for this period. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at May 31, 1997 was $22.5 million, which was equal to their carrying amount because the options are marked-to-market at each reporting date.

   Net Interest Revenue

      Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes and the interest rates HomeSide earns on loans and pays to its lenders.

      Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and Homeside's loan production volumes. Higher loan production volumes result in higher average balances of loans held for sale and consequently higher levels of interest income from interest earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

      Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer term interest rates, the level of net interest revenue is also influenced by the spread between long-term and short-term interest rates.

      Net interest revenue for the first fiscal quarter of 1998 was ($2.9) million compared to $(2.2) million for the first quarter of fiscal 1997, and ($5.2) million for the fourth quarter of fiscal 1997. Interest income increased during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 as a result of an increase in the average balance of loans held for sale to $1.0 billion in the first quarter of fiscal 1998 from $0.8 billion during the first quarter of fiscal 1997, higher interest rates and an increase in escrow balances to $1.3 billion at the end of the first quarter of fiscal 1998 compared to $1.1 billion at the end of the first quarter of fiscal 1997. Interest expense increased as a result of an increase in the average balance of notes payable to the banks to $1.9 billion during the first quarter of fiscal 1998 from $1.3 billion during the first quarter of fiscal 1997. Borrowings increased to fund growth of the servicing portfolio and increased loan origination activity.

      Interest income decreased during the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 as a result of more mortgage loans being sold under repurchase agreements than in the fourth quarter of fiscal 1997. Repurchase agreements provide an alternative to the bank line of credit for mortgage loans held for sale. Under these agreements, mortgage loans are sold earlier and not held as long in the warehouse. These agreements have the effect of increasing gains on sales of loans and reducing interest income. In addition, the lower volume of loan originations during the first quarter of fiscal 1998, as compared to the fourth quarter of fiscal 1997 contributed to the reduction in interest income. Interest expense decreased during the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 as a result of lower funding rates. The lower rates were obtained through improved credit ratings due to capital raised through HomeSide's initial public offering of stock. In addition, in February 1997, HomeSide Lending Inc., HomeSide's primary operating subsidiary, filed a Shelf Registration Statement in connection with a public offering of medium-term notes. On May 20, 1997, $250.0 million was raised from the issuance of 6 7/8% medium-term notes. A portion of the proceeds were used to repay borrowings under the short-term credit facilities which reduced interest expense during the first quarter of fiscal 1998.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $17.9 million for the first quarter of fiscal 1998 compared to $10.8 million for the first quarter of fiscal 1997 and $22.5 million for the fourth quarter of fiscal 1997. The increase in net mortgage origination revenue during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 reflects an increase in loan production volumes. The increase in loan production during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 is due in part to increased production resulting from the preferred seller relationship with Barnett established as part of the Barnett Mortgage Co. acquisition. Barnett agreed to sell HomeSide loans produced by the loan production networks retained by Barnett. The increase in net mortgage origination revenue to the first quarter of fiscal 1998 from the first quarter of fiscal 1997 was also attributable to a higher level of repurchase agreements.

      Net mortgage origination revenue decreased to $17.9 million for the first quarter of fiscal 1998 as compared to $22.5 million for the fourth quarter of fiscal 1997. This was a reflection of lower production volumes during the first quarter of fiscal 1998, a consequence of interest rate increases during the quarter and a lower volume of loan originations. HomeSide's primary origination activities during the first quarter of 1998 were through correspondent and co-issue channels. HomeSide expects these channels to continue to be the primary loan origination sources in the future.

    Salaries and Employee Benefits

      Salaries and employee benefits expense was $19.7 million in the first quarter of fiscal 1998 compared to $11.5 million for the first quarter of fiscal 1997 and remained constant from the fourth quarter of fiscal 1997. The increase in the first quarter of fiscal 1997 from the first quarter of fiscal 1998 was due to growth in the number of employees as a result of the acquisition of the mortgage servicing operations of Barnett Mortgage Co. on May 31, 1996. The average number of full-time equivalent employees grew from 1,096 during the first quarter of fiscal 1997 to 1,689 during the fourth quarter of fiscal 1997 and decreased to 1,647 during the first quarter of fiscal 1998. The decrease was due to the continuing integration of the Barnett Mortgage Co. servicing operations and the corresponding reduction in the number of employees.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the first quarter of fiscal 1998 was $3.8 million compared to $1.9 million for the first quarter of fiscal 1997 and $3.5 million for the fourth quarter of fiscal 1997. The increase in expense to the first quarter of fiscal 1998 from the first quarter of fiscal 1997 was mainly due to the premises and equipment acquired in the Barnett Mortgage Co. acquisition. The increase in occupancy and equipment expense to the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997 was primarily due to an increase in information systems costs required to handle the growing mortgage servicing portfolio.

   Servicing Losses on Investor-Owned Loans and Foreclosure-related Expenses

      Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been denied and estimates for potential losses based on HomeSide's experience as a servicer of government loans.

      During the first quarter of fiscal 1998 the servicing losses on investor-owned loans and foreclosure-related expenses totaled $4.8 million compared to $3.9 million for the first quarter of 1997 and $5.0 million for the fourth quarter of fiscal 1997. The increase during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 was largely attributable to the acquisition of the Barnett Mortgage Co. servicing portfolio and the growth of the servicing portfolio resulting from loan production. Servicing losses on investor-owned loans and foreclosure-related expenses for the first quarter of fiscal 1998 remained relatively flat compared to the fourth quarter of fiscal 1997.

      Included in the balance of accounts payable and accrued liabilities at May 31, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience.

   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses during the first quarter of fiscal 1998 were $9.4 million compared to $5.4 million for the first quarter of 1997 and $12.1 million for the fourth quarter of 1997. The increase in other expenses in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 was the result of the acquisition of Barnett Mortgage Co. The decrease in other expenses in the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997 was primarily due to lower production expenses associated with the lower production volumes.

   Income Tax Expense

      HomeSide's income tax expense was $11.6 million for the first quarter of fiscal 1998, $4.6 million for the first quarter of fiscal 1997 and $8.8 million for the fourth quarter of fiscal 1997. The increases were attributable to increases in net income. The effective income tax rate for fiscal 1997 and the first quarter of 1998 was approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal financing needs are the financing of loan origination activities and the investment in servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes, and cash flow from operations. In the past, the Company has also utilized short-term credit facilities and public offerings of common stock. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly owned subsidiary of HomeSide Lending, may issue mortgage backed securities.

   Operations

      Net cash provided by operations was $30.5 million for the first quarter of fiscal 1998. Cash was primarily provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Increases in long-term interest rates generally result in lower loan refinancing activity which results in lower cash demands to meet lower loan production levels.

   Investing

      Net cash used in investing activities was $153.5 million for the first quarter of fiscal 1998. Cash used in investing activities was primarily used for the purchase and origination of mortgage servicing rights and the purchase of options of U.S. Treasury bond futures as part of HomeSide's hedging program. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

   Financing

      Net cash provided by financing activities was $87.1 million for the first quarter of fiscal 1998. The primary source of cash from financing activities during the period was $250.0 million from the issuance of medium-term notes. Cash used in financing activities was used to repay borrowings from the short-term credit facilities and for the payment of debt issue costs related to the bank credit agreement.

      During the first quarter of fiscal 1998, net cash provided by operations was $30.5 million, net cash used in investing activities was $153.5 million and net cash provided by financing activities was $87.1 million, resulting in a net increase in cash of $16.8 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.




                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      HomeSide's Annual Meeting of Stockholders was held June 10, 1997. At the
Annual Meeting, the stockholders voted in the following matter:

        Election of Directors           Votes For             Votes Withheld
        ---------------------           ---------             --------------

        Joe K. Pickett                 41,418,028                 6,485
        Hugh R. Harris                 41,418,028                 6,485
        Thomas M. Haggerty             41,251,928               172,585
        David Harkins                  41,251,728               172,785
        Justin S. Huscher              41,418,028                 6,485
        Peter J. Manning               41,251,728               172,785
        William J. Shea                41,251,928               172,585
        Kathleen M. McGillycuddy       41,251,928               172,585
        Hinton F. Nobles, Jr.          41,251,928               172,585
        Douglas K. Freeman             41,251,728               172,785
        Charles W. Newman              41,251,728               172,785


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)   The following documents are filed as a part of this Report:

            Number   Description
            ------   -----------
              11     Statement Regarding Computation of Earnings per share
              27     Financial Data Schedule

      (b)   Reports on form 8-K

            HomeSide filed no reports on Form 8-K during the first quarter of the fiscal year ending February 28, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HomeSide, Inc.
                               --------------
                               (Registrant)

Date: July 15, 1997            By: /s/ Joe K. Pickett
     -----------------            ---------------------------------------
                                  Joe K. Pickett
                                  Chairman of the Board, Chief Executive Officer
                                  and Director (Principal Executive Officer)

Date: July 15, 1997            By: /s/ Kevin D. Race
     -----------------            ---------------------------------------
                                  Kevin D. Race
                                  Vice President, Chief Financial Officer and
                                    Treasurer
                                  (Principal Financial and Accounting Officer)