Form 10-Q
period 1997-08-31
HOMESIDE INC
filed 1997-10-14
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1997

                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   ------------------------

                 Commission File No. 1-12655

                        HomeSide, Inc.
    (Exact name of registrant as specified in its charter)


                          Delaware
(State or other jurisdiction of incorporation or organization)


                         59-3387041

               (I.R.S. Employer Identification No.)

           7301 Baymeadows Way, Jacksonville, FL 32256
       (Address of principal executive offices) (Zip Code)

                       (904) 281-3000
       (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
           Class                                        September 24, 1997
           -----                                        ------------------
Common stock $0.01 par value                               43,375,430
Class C non-voting common stock $1.00 par value                97,138

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                 HOMESIDE, INC.
                           CONSOLIDATED BALANCE SHEET

                    (Dollars in Thousands, Except Share Data)


                                                                                  (Unaudited)
                                                                                August 31, 1997     February 28, 1997
                                                                                ---------------     -----------------
ASSETS

  Cash and cash equivalents                                                     $         31        $     52,691
  Mortgage loans held for sale, net                                                1,029,620             805,274
  Mortgage servicing rights, net                                                   1,822,433           1,614,307
  Accounts receivable, net                                                           184,590             157,518
  Early pool buyout advances                                                         368,406                 --
  Premises and equipment, net                                                         32,109              29,515
  Other assets                                                                       127,670              92,877
                                                                                ---------------     -----------------
  Total Assets                                                                     3,564,859           2,752,182
                                                                                ===============     =================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable                                                                 $  1,868,329        $  1,818,503
  Accounts payable and accrued liabilities                                           137,466             140,304
  Deferred income taxes                                                              152,652             129,951
  Long-term debt                                                                     855,825             151,128
                                                                                ---------------     -----------------
  Total Liabilities                                                                3,014,272           2,239,886
                                                                                ---------------     -----------------
  Common stock:
       Common stock, $.01 par value, 119,610,000 shares authorized and
           43,375,430 shares issued and outstanding                                      434                 434
       Class C non-voting common stock, $1.00 par value, 195,000 shares
           authorized, and 97,138 shares issued and outstanding                           97                  97
  Additional paid-in capital                                                         476,646             476,646
  Retained earnings                                                                   75,240              36,969
                                                                                ---------------     -----------------
                                                                                     552,417             514,146
  Less: Notes received in payment for capital stock                                   (1,830)             (1,850)
                                                                                ---------------     -----------------

  Total Stockholders' Equity                                                         550,587             512,296
                                                                                ---------------     -----------------

  Total Liabilities and Stockholders' Equity                                    $  3,564,859        $  2,752,182
                                                                                ===============     =================




The accompanying notes are an integral part of these financial statements.


                                 HOMESIDE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (Dollars in Thousands, Except Share Data)




                                                   For the Three        For the Three           For the Six     For the Period from
                                                   Months Ended         Months Ended         Months Ended        March 16, 1996 to
                                                   August 31, 1997      August 31, 1996      August 31, 1997      August 31, 1996
                                                  ---------------      ---------------      ---------------     -----------------
REVENUES:

Mortgage servicing fees                            $      103,645       $       83,349       $      203,469      $       124,834
Amortization of mortgage servicing rights                 (54,535)             (40,464)            (102,741)             (56,906)
                                                   ----------------     ----------------     ----------------    -----------------
    Net servicing revenue                                  49,110               42,885              100,728               67,928

Interest income                                            26,642               22,270               45,884               34,989
Interest expense                                          (23,850)             (23,920)             (45,954)             (38,882)
                                                   ----------------     ----------------     ----------------    -----------------
    Net interest revenue                                    2,792               (1,650)                 (70)              (3,893)
Net mortgage origination revenue                           20,584               16,273               38,510               27,083
Other income                                                  260                  355                1,036                  462
                                                   ----------------     ----------------     ----------------    -----------------
    Total Revenues                                         72,746               57,863              140,204               91,580

EXPENSES:

Salaries and employee benefits                             19,546               21,177               39,282               32,657
Occupancy and equipment                                     3,821                3,084                7,627                4,930
Servicing losses on investor-owned loans
   and foreclosure-related expenses                         5,757                4,058               10,509                7,996
Other expenses                                             10,609               12,523               20,046               17,868
                                                   ----------------     ----------------     ----------------    -----------------
    Total Expenses                                         39,733               40,842               77,464               63,451

Income before income taxes                                 33,013               17,021               62,740               28,129
Income tax expense                                         12,875                6,954               24,469               11,508
                                                   ----------------     ----------------     ----------------    -----------------

Net Income                                         $       20,138       $       10,067       $       38,271      $        16,621
                                                   ================     ================     ================    =================


Net income per share                               $         0.46       $         0.29       $         0.87      $          0.61
                                                   ================     ================     ================    =================




The accompanying  notes are an integral part of these financial statements.

                                 HOMESIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                                    For the Period
                                                                 For the Three    For the Three    For the Six      from March 16,
                                                                 Months Ended     Months Ended     Months Ended         1996 to
                                                                 August 31, 1997  August 31, 1996  August 31, 1997  August 31, 1997
                                                                 ---------------  ---------------  ---------------  ---------------
      CASH FLOWS USED IN OPERATING ACTIVITIES:

      Net income                                                      $20,138          $10,067          $38,271          $16,621
      Adjustments to reconcile net income to net cash used in
            operating activities:
        Amortization of mortgage servicing rights                      54,535           40,464          102,741           56,906
        Depreciation and amortization                                   2,794            3,158            5,402            4,389
        Servicing losses on investor-owned loans expenses               3,382            4,058            6,565            7,996
        Deferred income tax expense                                    12,875            6,954           24,469           11,508
        Capitalized excess servicing rights                              --             (6,526)             --            (9,240)
        Mortgage loans originated and purchased for sale           (7,150,009)      (3,238,600)     (12,522,481)       5,554,807)
        Proceeds and principal repayments of mortgage loans held
          for sale                                                  6,926,778        2,909,492       12,298,135        5,136,890
        Change in accounts receivable                                  12,598          (17,638)         (33,637)         (19,106)
        Change in other assets and accounts payable and accrued
          liabilities                                                  (1,862)          77,402           (7,677)           9,692
                                                                 ---------------  ---------------  ---------------  ---------------
      Net cash used in operating activities                         (118,771)         (211,169)         (88,212)        (339,151)

      CASH FLOWS USED IN INVESTING ACTIVITIES:

      Purchase of premises and equipment, net                         (1,452)             (920)          (5,215)          (2,758)
      Acquisition of mortgage servicing rights                      (138,246)          166,615)        (258,306)        (247,649)
      Net purchases of risk management contracts                     (51,268)          (37,902)         (80,913)         (78,889)
      Early pool buyout advances                                    (368,406)              --          (368,406)             --
      Acquisition of BancBoston Mortgage Corp., net of cash
        acquired                                                         --                --               --          (133,392)
      Acquisition of Barnett Mortgage Co., net of cash acquired          --                --               --          (106,244)
                                                                 ---------------  ---------------  ---------------  ---------------
      Net cash used in investing activities                         (559,372)         (205,437)        (712,840)        (568,932)

      CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

      Net borrowings from banks                                      210,995           186,753           49,826          603,899
      Issuance of notes payable                                      455,000               --           705,000          200,000
      Payment of debt issue costs                                     (4,444)             (522)          (6,131)         (20,321)
      Repayment of long term debt                                       (152)             (148)            (303)            (269)
      Proceeds from issuance of common stock                             --                100              --           152,765
      Issuance of bridge financing                                       --                --               --            90,000

      Repayment of bridge financing                                      --                --               --           (90,000)

                                                                 ---------------  ---------------  ---------------  ---------------
      Net cash provided by financing activities                      661,399           186,183          748,392          936,074

      Net (decrease) increase in cash and cash equivalents           (16,744)         (230,423)         (52,660)          27,991
      Cash and cash equivalents at beginning of period                16,775           258,414           52,691              --
                                                                 ---------------  ---------------  ---------------  ---------------
      Cash and cash equivalents at end of period                         $31           $27,991              $31          $27,991
                                                                 ===============  ===============  ===============  ===============

    The accompanying  notes are an integral part of these financial statements.

                                 HOMESIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1997 of HomeSide, Inc. ("HomeSide" or the "Company").

      HomeSide, through its wholly-owned operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("Bank of Boston"), and Barnett Banks, Inc. ("Barnett").

2.  MORTGAGE SERVICING RIGHTS

The rollforward of mortgage servicing rights is as follows (in thousands):


Balance, February 28, 1997                             $1,614,307
Additions                                                 258,306
Deferred hedge loss                                        52,561
Amortization                                            (102,741)
                                                   ---------------

Balance, August 31, 1997                               $1,822,433
                                                   ===============

3.  NOTES PAYABLE

    HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide's assets. The line of credit is used to provide funds for HomeSide's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. At August 31, 1997, $1.9 billion is outstanding under the credit line. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. HomeSide is in compliance with all requirements included in the credit agreement. Amounts outstanding at August 31, 1997 under the bank line of credit are comprised of a warehouse credit facility of $1.0 billion and a servicing-related credit facility of $0.9 billion. The amount of the unused bank line of credit was $0.6 billion as of August 31, 1997.

    Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5%, or (B) a eurodollar rate. At August 31, 1997, the weighted average interest rate on the amounts borrowed under the bank credit facility was 5.98%, and the weighted average interest rate during the three months ended August 31, 1997 was 6.06%.

4.  LONG-TERM DEBT

     On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending, Inc. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at August 31, 1997 is $ 130.0 million.

     As of August 31, 1997, outstanding medium-term notes issued by HomeSide Lending, Inc., under a shelf registration statement filed with the Securities and Exchange Commission (SEC) were as follows (in thousands):

Issue Date         Outstanding Balance     Interest Rate      Maturity Date

May 20, 1997        $250,000                6.890%            May 15, 2000
June 30, 1997       $200,000                6.883%            June 30, 2002
June 30, 1997       $ 40,000                6.820%            July  2, 2001
July  1, 1997       $ 15,000                6.860%            July  2, 2001
July 31, 1997       $200,000                6.818%            August 1, 2004
                    ---------

     Total          $705,000
                    =========

     As of August 31, 1997, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term note borrowings for the three and six month periods ended August 31, 1997, including the effect of the interest rate swap agreements, were 6.184%, and 5.983%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement. As of August 31, 1997, $295.0 million was available for future issuances under the Shelf Registration Statement.

5.  EARLY POOL BUYOUT ADVANCES

     HomeSide initiated an early pool buyout program during the three months ended August 31, 1997, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs. Scheduled interest payments made to the investor for delinquent loans are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense, and interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred.

6.  COMMITMENTS AND CONTINGENCIES

    HomeSide announced in August an agreement with a wholly owned subsidiary of Barnett, whereby Barnett intends to transfer its broker origination operations outside of Florida and Georgia, which operate under the name Loan America, to HomeSide in exchange for the exclusive right to refinance mortgages and sell mortgage-related products to its Florida and Georgia customers serviced by HomeSide. If this agreement is consummated, management believes that the impact on HomeSide will be immaterial.

     On August 29, 1997, NationsBank Corporation and Barnett Banks, Inc. announced a definitive agreement for NationsBank to merge the two companies. HomeSide's management has not determined what impact, if any, this merger will have on HomeSide.

7.  SUBSEQUENT EVENTS

     On September 15, 1997, an additional $45.0 million of 6.77% medium term notes maturing on September 17, 2001 were issued by HomeSide Lending, Inc. under the Shelf Registration Statement. Interest is payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 1997. Net proceeds were used for working capital and general corporate purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide, Inc., through its wholly-owned operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("Bank of Boston"), and Barnett Banks, Inc. ("Barnett"). HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide ranks as the 5th largest originator and the 7th largest servicer in the United States for calendar 1996 based on data published by National Mortgage News.

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

  Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicated future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

      The  following   information  regarding  loan  production  activities  for
HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended August 31, 1997, the three months ended August 31, 1996, and for the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996 (in millions):

                                  For the Three      For the Three      For the Six      For the Period from
                                   Months Ended       Months Ended       Months Ended      March 16, 1996 to
                                  August 31, 1997    August 31, 1996    August 31, 1997     August 31, 1996
                                  ---------------    ---------------    ---------------     ---------------
Correspondent                         $3,802              $2,950             $7,024             $4,843
Co-issue                               1,486               2,208              2,677              3,627
Broker                                   307                 155                696                375
                                     --------           ---------          ---------          ---------
Total wholesale                        5,595               5,313             10,397              8,845
Direct                                    75                 179                144                427
                                     --------           ---------          ---------          ---------
Total production                       5,670               5,492             10,541              9,272
Bulk acquisitions                      1,480               4,073              1,981              4,073
                                     ========           =========          =========          =========
Total production and acquisitions     $7,150              $9,565            $12,522            $13,345
                                     ========           =========          =========          =========

      Total loan production, excluding bulk acquisitions, was $5.7 billion for the three months ended August 31, 1997 compared to $5.5 billion for the three months ended August 31, 1996. Loan production for the six months ended August 31, 1997, excluding bulk acquisitions, increased $1.2 billion to $10.5 billion from $9.3 billion for the period from March 16, 1996 to August 31, 1996. The increases were primarily due to growth in HomeSide's correspondent lending channel, which increased 29% to $3.8 billion for the three months ended August 31, 1997 from $3.0 billion for the three months ended August 31, 1996, and increased 45% to $7.0 billion for the six months ended August 31, 1997 from $4.8 billion for the period from March 16, 1996 to August 31, 1996. In addition, the May 31, 1996 acquisition of Barnett Mortgage Company, a wholly owned subsidiary of Barnett ("BMC") and the preferred partnership agreement with Barnett under which all loans originated by Barnett are sold to HomeSide contributed to the growth in production for the six month period ended August 31, 1997 compared to the period from March 16, 1996 to August 31, 1996. HomeSide also made bulk servicing acquisitions of $1.5 billion during the three months ended August 31, 1997 and $4.1 billion during the three months ended August 31, 1996.

      HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. HomeSide is nearing completion of an alliance with a sub-prime mortgage lender to create a B&C mortgage product line for HomeSide's production network.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of over $96 billion, HomeSide services the loans of over one million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. Following a national and seasonal trend, delinquencies and foreclosure expenses increased during the three months ended August 31, 1997; however, the direct servicing cost-per-loan continued to decline during this period.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended August 31, 1997, the three months ended August 31, 1996, and for the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996 (in millions):

                                          For the Three        For the Three        For the Six     For the Period from
                                          Months Ended         Months Ended        Months Ended      March 16, 1996 to
                                         August 31, 1997      August 31, 1996     August 31, 1997     August 31, 1996
                                         ---------------      ---------------     ---------------     ---------------
Balance at beginning of period               $92,637               $78,391              $90,192             $42,907
Acquisition of BMC                                --                    --                   --              33,082
Other additions                                7,150                 9,842               12,522              13,944
                                         ------------          ------------         ------------        ------------
     Total additions                           7,150                 9,842               12,522              47,026
                                         ------------          ------------         ------------        ------------
Scheduled amortization                           534                   494                1,065                 729
Prepayments                                    2,550                 1,702                4,694               3,023
Foreclosures                                     141                   137                  312                 267
Sales of servicing                                 8                    65                   89                  79
                                         ------------          ------------         ------------        ------------
     Total reductions                          3,233                 2,398                6,160               4,098
                                         ============          ============         ============        ============
Balance at end of period                     $96,554               $85,835              $96,554             $85,835
                                         ============          ============         ============        ============

      The number of loans serviced at August 31, 1997 was 1,156,914, compared to 1,059,000 at August 31, 1996. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide to double its current servicing capacity on a single system. During the next quarter, HomeSide expects to transfer approximately one-third of the loans to its proprietary servicing software. Once the initial transfer is complete, over half of the servicing portfolio will be serviced on the proprietary system.

Results of Operations

Three  months  ended  August 31, 1997  compared to three months ended August 31,
1996

   Summary

      HomeSide's net income increased approximately 100% to $20.1 million for the three months ended August 31, 1997 from $10.1 million for the three months ended August 31, 1996. Total revenues for the three months ended August 31, 1997 increased 26% to $72.7 million from $57.9 million for the three months ended August 31, 1996. The increases in net income and revenues for the three months ended August 31, 1997 compared to the three months ended August 31, 1996 were primarily attributable to increases of $6.2 million in net servicing revenue, $4.3 million in net mortgage origination revenue, and $4.5 million in net interest revenue, while total expenses decreased by $1.1 million. The increase in net servicing revenue was mainly a result of a $10.8 billion increase in the servicing portfolio to $96.6 billion at August 31, 1997 from $85.8 billion at August 31, 1996. Net mortgage origination revenue increased due to loan production volume increases while mortgage origination expenses decreased mainly as a result of the integration of BMC mortgage servicing operations acquired on May 31, 1996. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $49.1 million for the three months ended August 31, 1997 compared to $42.9 million for the three months ended August 31, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 24% to $103.6 million for the three months ended August 31, 1997 from $83.3 million for the three months ended August 31, 1996, primarily as a result of growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $96.6 billion at August 31, 1997 compared to $85.8 billion at August 31, 1996, a 13% increase. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.89% at August 31, 1997 and 7.92% at August 31, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.436% and 0.405% for the three months ended August 31, 1997 and the three months ended August 31, 1996, respectively. The increase in the weighted average servicing fee from the three months ended August 31, 1997 to the three months ended August 31, 1996 was due to growth of ancillary revenues including late fees and other mortgage-related products and higher proportions of government loans serviced which typically have a higher servicing fee. During the three months ended August 31, 1997, HomeSide entered into an agreement with First USA Bank, one of the nation's leading credit card issuers, which permits first USA to market a HomeSide Visa card to HomeSide customers for a non-refundable fee. Amortization expense increased to $54.5 million for the three months ended August 31, 1997 from $40.5 million for the three months ended August 31, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 56 basis points in average mortgage interest rates from the three months ended August 31, 1996 to the three months ended August 31, 1997.

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

      Net interest revenue increased $4.5 million to $2.8 million for the three months ended August 31, 1997 from $(1.7) million for the three months ended August 31, 1996, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the three months ended August 31, 1997, HomeSide's primary operating subsidiary, HomeSide Lending, Inc. issued $455 million of medium-term notes to the public market at an average cost of 5.932% as of August 31, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $20.6 million for the three months ended August 31, 1997 compared to $16.3 million for the three months ended August 31, 1996, a 26% increase. The increase in net mortgage origination revenue during the three months ended August 31, 1997 as compared to the three months ended August 31, 1996 reflects an increase in loan production volumes, primarily through HomeSide's correspondent lending channel, and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $19.5 million for the three months ended August 31, 1997 compared to $21.2 million for the three months ended August 31, 1996 due to the continuing integration of BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees decreased to 1,734 for the three months ended August 31, 1997 from 1,879 for the three months ended August 31, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended August 31, 1997 was $3.8 million compared to $3.1 million for the three months ended August 31, 1996. The increase in expense was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

   Servicing Losses on Investor-Owned Loans and Foreclosure-related Expenses

      Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for the final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been curtailed and estimates for potential losses based on HomeSide's experience as a servicer of government loans.

      During the three months ended August 31, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $5.8 million compared to $4.1 million for the three months ended August 31, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at August 31, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                         For the Three     For the Period From
                                         Months Ended       March 31, 1996 to
                                        August 31, 1997      August 31, 1996
                                        ---------------      ---------------
Servicing Portfolio Delinquencies,
  excluding bankruptcies
  (at end of period)
          30 days                            3.45%                3.08%
          60 days                            0.73%                0.64%
          90+ days                           0.55%                0.48%
                                        ===============      ===============
               Total past due                4.73%                4.20%
                                        ===============      ===============
          Foreclosures pending               0.70%                0.66%
                                        ===============      ===============


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses during the three months ended August 31, 1997 were $10.6 million compared to $12.5 million for the three months ended August 31, 1996, primarily due to the continuing integration of the BMC mortgage servicing operations acquired on May 31, 1996.

   Income Tax Expense

      HomeSide's income tax expense was $12.9 million for the three months ended August 31, 1997 and $7.0 million for the three months ended August 31, 1996. The effective income tax rates for the three months ended August 31, 1997 and the three months ended August 31, 1996 were approximately 39% and 41%, respectively.

Results of Operations

Six months ended August 31, 1997 compared to period from March 16, 1996 to August 31, 1996

   Summary

      HomeSide's net income increased 130% to $38.3 million for the six months ended August 31, 1997 from $16.6 million for the period from March 16, 1996 to August 31, 1996. Total revenues for the six months ended August 31, 1997 increased 53% to $140.2 million from $91.6 million for the period from March 16, 1996 to August 31, 1996. The increases in net income and revenues for the six months ended August 31, 1997 compared to the period from March 16, 1996 to August 31, 1996 were primarily attributable to the acquisition of BMC on May 31, 1996 and increases of $32.8 million in net servicing revenue, $11.4 million in net mortgage origination revenue, and $3.8 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996 and its acquisition increased HomeSide's servicing portfolio by 75% on that date, which was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $96.6 billion at August 31, 1997 from $85.8 billion at August 31, 1996, a 13% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $100.7 million for the six months ended August 31, 1997 compared to $67.9 million for the period from March 16, 1996 to August 31, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

      Mortgage servicing fees increased 63% to $203.5 million for the six months ended August 31, 1997 from $124.8 million for the period from March 16, 1996 to August 31, 1996, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $96.6 billion at August 31, 1997 compared to $85.8 billion at August 31, 1996. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.89% at August 31, 1997 and 7.92% at August 31, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.436% and 0.429% for the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996, respectively. The increase in the weighted average servicing fee for the six months ended August 31, 1997 from the period from March 16, 1996 to August 31, 1996 was due to growth of ancillary revenues including late fees and revenues from other mortgage-related products, and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $102.7 million for the six months ended August 31, 1997 from $56.9 million for the period from March 16, 1996 to August 31, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 26 basis points in average mortgage interest rates from the period from March 16, 1996 to August 31, 1996 to the six months ended August 31, 1997.

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

      Net interest revenue increased $3.8 million for the six months ended August 31, 1997 to $(0.1) from $(3.9) million for the period from March 16, 1996 to August 31, 1996, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the six months ended August 31, 1997, HomeSide's primary operating subsidiary, HomeSide Lending, Inc. issued $705 million of medium-term notes to the public market at an average cost of 5.953% as of August 31, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $38.5 million for the six months ended August 31, 1997 compared to $27.1 million for the period from March 16, 1996 to August 31, 1996, a 42% increase. The increase in net mortgage origination revenue during the six months ended August 31, 1997 as compared to the period from March 16, 1996 to August 31, 1996 is due in part to increased production resulting from the preferred seller relationship with Barnett established as part of the BMC acquisition. Barnett agreed to sell HomeSide loans produced by the loan production networks retained by Barnett. The increase also reflects an increase in loan production volumes primarily through HomeSide's correspondent lending channel and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $39.3 million for the six months ended August 31, 1997 compared to $32.7 million for the period from March 16, 1996 to August 31, 1996 due to the purchase of the BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees decreased to 1,734 for the six months ended August 31, 1997 from 1,879 for the period from March 16, 1996 to August 31, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the six months ended August 31, 1997 was $7.6 million compared to $4.9 million for the period from March 16, 1996 to August 31, 1996. The increase in expense was mainly due to the premises and equipment acquired in the BMC acquisition and an increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

      During the six months ended August 31, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $10.5 million compared to $8.0 million for the period from March 16, 1996 to August 31, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at August 31, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                        For the Six       For the Period from
                                       Months Ended        March 16, 1996 to
                                      August 31, 1997       August 31, 1996
                                      ---------------       ---------------
Servicing Portfolio Delinquencies,
  excluding bankruptcies
  (at end of period)
          30 days                          3.45%                 3.08%
          60 days                          0.73%                 0.64%
          90+ days                         0.55%                 0.48%
                                      ---------------       ---------------
               Total past due              4.73%                 4.20%
                                      ===============       ===============
          Foreclosures pending             0.70%                 0.66%
                                      ===============       ===============

   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses during the six months ended August 31, 1997 were $20.0 million compared to $17.9 million for the period from March 16, 1996 to August 31, 1996, primarily due to the acquisition of the BMC mortgage servicing operations on May 31, 1996.

   Income Tax Expense

      HomeSide's income tax expense was $24.5 million for the six months ended August 31, 1997 and $11.5 million for the period from March 16, 1996 to August 31, 1996. The increases were attributable to increases in net income. The effective income tax rates for the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996 were approximately 39% and 41%, respectively.

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

      The option-based hedge strategy designed to protect the value of the servicing asset continued to perform as expected during the three months ended August 31, 1997 and proved especially effective as long-term rates reached their lowest level since November of 1996. For the three months ended August 31, 1997, the value of the hedge was largely unchanged as HomeSide incurred losses on risk management contracts of $0.2 million. During the three months ended August 31, 1996, the loss on risk management contracts was $42.1 million. For the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996, HomeSide incurred losses of $52.6 million and $74.7 million, respectively. The increase in the estimated fair value of the mortgage servicing rights approximated the net losses on risk management contracts for these periods. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at August 31, 1997 was $73.6 million, which was equal to their carrying amount because the options are marked-to-market at each reporting date.

Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes, and cash flow from operations. In the past, the Company has also utilized short-term credit facilities and public offerings of common stock. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly owned subsidiary of HomeSide Lending, Inc., may issue mortgage backed securities.

   Operations

      Net cash used in operations was $88.2 million for the six months ended August 31, 1997. Proceeds from the issuance of medium-term notes were used to fund loan originations. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

    Investing

      Net cash used in investing activities was $712.8 million for the six months ended August 31, 1997. Cash used in investing activities was for the purchase and origination of mortgage servicing rights, the purchase of options of U.S. Treasury bond futures as part of HomeSide's hedging program, and for funding the early pool buyout program. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

   Financing

      Net cash provided by financing activities was $748.4 million for the six months ended August 31, 1997. The primary source of cash from financing activities during the period was $705.0 million from the issuance of medium-term notes and net borrowings from HomeSide's line of credit. Cash used in financing activities was used for the payment of debt issue costs.

      During the six months ended August 31, 1997, net cash used in operations was $88.2 million, net cash used in investing activities was 712.8 million and net cash provided by financing activities was $748.4 million, resulting in a net decrease in cash of $52.7 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.




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


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

              Number       Description
                  11       Statement Regarding Computation of Earnings per share
                  27       Financial Data Schedule
      (b)   Reports on form 8-K

HomeSide filed no reports on form 8-K during the three months ended August 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HomeSide, Inc.
                         --------------
                         (Registrant)

Date: October 10, 1997    By:   /s/Joe K. Pickett
                               -----------------
                                Joe K. Pickett
                          Chairman of the Board, Chief Executive Officer
                            and Director (Principal Executive Officer)

Date: October 10, 1997    By:  /s/Kevin D. Race
                              ----------------
                               Kevin D. Race
                         Vice President, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)