Form 10-Q
period 1997-11-30
HOMESIDE INC
filed 1998-01-14
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
          [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
           Class                                         December 29, 1997
           -----                                         -----------------
Common stock $0.01 par value                                  43,375,430
Class C non-voting common stock $1.00 par value                   97,138

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         HOMESIDE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                    (Dollars in Thousands, Except Share Data)
                                                                                Unaudited)
                                                                             November 30, 1997       February 28, 1997
                                                                             -----------------       -----------------
ASSETS

Cash and cash equivalents                                                      $    16,590             $    52,691

Mortgage loans held for sale, net                                                  984,706                 805,274
Mortgage servicing rights, net                                                   1,748,806               1,614,307
Accounts receivable, net                                                           252,823                 157,518
Early pool buyout advances                                                         311,616                      --
Premises and equipment, net                                                         35,414                  29,515
Other assets                                                                       164,566                  92,877
                                                                              -------------          --------------
Total Assets                                                                   $ 3,514,521             $ 2,752,182
                                                                              =============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                  $ 1,732,649             $ 1,818,503
Accounts payable and accrued liabilities                                           140,550                 140,304
Deferred income taxes                                                              169,572                 129,951
Long-term debt                                                                     900,671                 151,128
                                                                              -------------           -------------
Total Liabilities                                                                2,943,442               2,239,886

Common stock:
     Common stock, $.01 par value, 119,610,000 shares authorized and
         43,375,430 shares issued and outstanding                              $       434             $       434
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized, and 97,138 shares issued and outstanding                           97                      97
Additional paid-in capital                                                         476,646                 476,646
Retained earnings                                                                   95,732                  36,969
                                                                              -------------           -------------
                                                                                   572,909                 514,146
Less: Notes received in payment for capital stock                                   (1,830)                 (1,850)
                                                                              -------------           -------------
Total Stockholders' Equity                                                         571,079                 512,296
                                                                              -------------           -------------
Total Liabilities and Stockholders' Equity                                     $ 3,514,521              $2,752,182
                                                                              =============           =============

                 The accompanying notes are an integral part of
                          these financial statements.


                         HOMESIDE, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (Dollars in Thousands, Except Share Data)




                                                    For the Three        For the Three        For the Nine       For the Period
                                                    Months Ended         Months Ended         Months Ended              from
                                                    November 30,         November 30,         November 30,       March 16, 1996 to
                                                        1997                 1996                 1997           November 30, 1996
                                                    -------------        --------------       -------------      -----------------
REVENUES:

Mortgage servicing fees                                  $108,864               $91,636             $312,333             $216,470
Amortization of mortgage servicing rights                 (58,713)              (48,831)            (161,454)            (105,737)
                                                   ----------------     ----------------     ----------------    -----------------
    Net servicing revenue                                   50,151               42,805              150,879              110,733

Interest income                                             28,470               25,241               74,354               60,230
Interest expense                                           (27,386)             (22,321)             (73,340)             (61,203)
                                                   ----------------     ----------------     ----------------    -----------------
    Net interest revenue                                     1,084                2,920                1,014                 (973)

Net mortgage origination revenue                            20,676               16,521               59,186               43,604
Other income                                                   220                   79                1,256                  541
                                                   ----------------     ----------------     ----------------    -----------------
    Total Revenues                                          72,131               62,325              212,335              153,905

EXPENSES:

Salaries and employee benefits                              19,191               20,650               58,473               53,307
Occupancy and equipment                                      4,262                3,337               11,889                8,267
Servicing losses on investor-owned loans
   and foreclosure-related expenses                          5,171                4,957               15,680               12,953
Other expenses                                               9,913               11,711               29,959               29,579
                                                   ----------------     ----------------     ----------------    -----------------
    Total Expenses                                          38,537               40,655              116,001              104,106

Income before income taxes                                  33,594               21,670               96,334               49,799
Income tax expense                                          13,102                9,015               37,571               20,523
                                                   ----------------     ----------------     ----------------    -----------------
Net Income                                                 $20,492              $12,655              $58,763              $29,276
                                                   ================     ================     ================    =================
Net income per share                                         $0.46                $0.36                $1.33                $0.97
                                                   ================     ================     ================    =================

                 The accompanying notes are an integral part of
                          these financial statements.


                         HOMESIDE, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                                   For the Period
                                                          For the Three     For the Three       For the Nine       from March 16,
                                                          Months Ended       Months Ended       Months Ended         1996 to
                                                         November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                                         -----------------  -----------------  -----------------  -----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                               $         20,492   $         12,655   $         58,763   $         29,276
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Amortization of mortgage servicing rights                        58,713             48,831            161,454            105,737
  Depreciation and amortization                                     2,829              1,870              8,231              6,259
  Servicing losses on investor-owned loans expenses                 3,682              4,957             10,247             12,953
  Deferred income tax expense                                      16,920              9,015             41,389             20,523
  Capitalized excess servicing rights                                  --             (7,133)                --            (16,373)
  Mortgage loans originated and purchased for sale             (6,564,839)        (3,527,008)       (19,087,320)        (9,081,815)
  Proceeds and principal repayments of mortgage loans
    held for sale                                               6,609,753          3,716,620         18,907,888          8,853,510
  Change in accounts receivable                                   (71,814)           (59,129)          (105,451)           (78,235)
  Change in other assets and accounts payable and accrued
    liabilities                                                   (21,312)           (43,316)           (28,989)           (33,624)
                                                         -----------------  -----------------  -----------------  -----------------
Net cash provided by (used in) operating activities                54,424            157,362            (33,788)          (181,789)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Purchase of premises and equipment, net                            (4,539)              (596)            (9,754)            (3,354)
Acquisition of mortgage servicing rights                         (146,598)           (96,639)          (404,904)          (344,288)
Net purchases of risk management contracts                        148,058             (9,549)            67,145            (88,438)
Early pool buyout reimbursements (advances)                        56,689                 --           (311,717)                --
Acquisition of BancBoston Mortgage Corp., net of cash
  acquired                                                             --                 --                 --           (133,392)
Acquisition of Barnett Mortgage Co., net of cash acquired              --                 --                 --           (106,244)
                                                         -----------------  -----------------  -----------------  -----------------
Net cash provided by (used in) investing activities                53,610           (106,784)          (659,230)          (675,716)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net borrowings from (repayments to) banks                        (135,680)           (77,419)           (85,854)           526,480
Issuance of notes payable                                          45,000                 --            750,000            200,000
Payment of debt issue costs                                          (641)                31            (6,772)            (20,290)
Repayment of long term debt                                          (154)              (148)             (457)               (417)
Proceeds from issuance of common stock                                 --                150                 --            152,915
Issuance of bridge financing                                           --                 --                 --             90,000
Repayment of bridge financing                                          --                 --                 --            (90,000)
                                                         -----------------  -----------------  -----------------  -----------------
Net cash (used in) provided by financing activities               (91,475)           (77,386)           656,917            858,688

Net increase (decrease) in cash and cash equivalents               16,559            (26,808)           (36,101)             1,183
Cash and cash equivalents at beginning of period                       31             27,991             52,691                 --
                                                         -----------------  -----------------  -----------------  -----------------
Cash and cash equivalents at end of period               $         16,590   $          1,183   $         16,590   $          1,183
                                                         =================  =================  =================  =================

                 The accompanying notes are an integral part of
                          these financial statements.

                         HOMESIDE, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1997 of HomeSide, Inc. ("HomeSide" or the "Company").

      HomeSide, through its wholly-owned operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett").

2.  MORTGAGE SERVICING RIGHTS

The rollforward of mortgage servicing rights is as follows (in thousands):

Balance, February 28, 1997                             $1,614,307
Additions                                                 404,904
Deferred hedge results                                  (108,951)
Amortization                                            (161,454)
                                                   ---------------
Balance, November 30, 1997                             $1,748,806
                                                   ===============

3.  NOTES PAYABLE

    HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At November 30, 1997, $1.7 billion is outstanding under the credit line. Amounts outstanding at November 30, 1997 under the bank line of credit are comprised of a warehouse credit facility of $962.6 million and a servicing-related credit facility of $770.0 million. The amount of the unused bank line of credit was $0.8 billion as of November 30, 1997.

    Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5%, or (B) various rates based on federal fund rates . At November 30, 1997, the weighted average interest rate on the amounts borrowed under the bank credit facility was 6.05%. The weighted average interest rates during the three and nine month periods ended November 30, 1997 were 6.05% and 6.03%, respectively.

4.  LONG-TERM DEBT

     On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending, Inc. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at November 30, 1997 is $130.0 million.

     As of November 30, 1997, outstanding medium-term notes issued by HomeSide Lending, Inc., under a shelf registration statement filed with the Securities and Exchange Commission (SEC) were as follows (in thousands):

Issue Date          Outstanding Balance   Interest Rate     Maturity Date
------------------  -------------------   -------------     -------------------
May 20, 1997          $    250,000            6.890%         May 15, 2000
June 30, 1997              200,000            6.883%         June 30, 2002
June 30, 1997               40,000            6.820%         July  2, 2001
July  1, 1997               15,000            6.860%         July  2, 2001
July 31, 1997              200,000            6.818%         August 1, 2004
September 15, 1997          45,000            6.770%         September 17, 2001
                    -------------------

Total                     $750,000

============================
     As of November 30, 1997, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term note borrowings issued for the three and nine month periods ended November 30, 1997, including the effect of the interest rate swap agreements, were 6.77%, and 6.20%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement. As of November 30, 1997, $250.0 million was available for future issuances under the Shelf Registration Statement.

5.  EARLY POOL BUYOUT ADVANCES

     During fiscal 1998, HomeSide initiated an early pool buyout program which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense, and interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected.

6.  COMMITMENTS AND CONTINGENCIES

   On October 25, 1997, HomeSide and National Australia Bank ("the National") entered into an Agreement and Plan of Merger under which the National will acquire HomeSide. The National will pay $27.825 in cash for each HomeSide share or a total of US$1.2 billion (AUD$1.7 billion). The transaction is subject to regulatory approvals and approval by HomeSide's stockholders at a special stockholders' meeting scheduled for January 16, 1998. HomeSide's major stockholders, who collectively own approximately 76% of HomeSide's outstanding common stock, have agreed to vote in favor of the approval of the transaction at the stockholders' meeting. The proposed transaction is expected to close early in the first quarter of calendar 1998.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide, Inc., through its wholly-owned operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide ranks as the 4th largest originator and the 7th largest servicer in the United States for the nine months ended September 30, 1997 based on data published by Inside Mortgage Finance.

       HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston and Barnett arrangements.

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

      The  following   information  regarding  loan  production  activities  for
HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended November 30, 1997, the three months ended November 30, 1996, and for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996 (in millions):

                                                                                                  For the Period
                                          For the Three      For the Three      For the Nine      from March 16,
                                          Months Ended       Months Ended       Months Ended          1996 to
                                        November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                        -----------------  -----------------  -----------------  -----------------
Correspondent                           $          3,310   $          3,249   $         10,334   $          8,092
Co-issue                                           1,745              1,985              4,422              5,612
Broker                                               319                168              1,015                543
                                        -----------------  -----------------  -----------------  -----------------
Total wholesale                                    5,374              5,402             15,771             14,247
Direct                                               106                139                250                566
                                        -----------------  -----------------  -----------------  -----------------
Total production                                   5,480              5,541             16,021             14,813
Bulk acquisitions                                  1,085                 --              3,066              4,073
                                        =================  =================  =================  =================
Total production and acquisitions       $          6,565   $          5,541   $         19,087   $         18,886
                                        =================  =================  =================  =================

      Total loan production, excluding bulk acquisitions, was $5.5 billion for the three months ended November 30, 1997, approximately equal to production, excluding bulk acquisitions, for the three months ended November 30, 1996. Loan production for the nine months ended November 30, 1997, excluding bulk acquisitions, increased $1.2 billion to $16.0 billion from $14.8 billion for the period from March 16, 1996 to November 30, 1996. The increase was primarily due to growth in HomeSide's correspondent lending channel, which increased 27% to $10.3 billion for the nine months ended November 30, 1997 from $8.1 billion for the period from March 16, 1996 to November 30, 1996. In addition, the May 31, 1996 acquisition of Barnett Mortgage Company, a wholly-owned subsidiary of Barnett ("BMC") and the preferred partnership agreement with Barnett under which all loans originated by Barnett are sold to HomeSide contributed to the growth in production for the nine month period ended November 30, 1997 compared to the period from March 16, 1996 to November 30, 1996. HomeSide also made bulk servicing acquisitions of $1.1 billion during the three months ended November 30, 1997, with no bulk servicing acquisitions occurring during the three months ended November 30, 1996.

      HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. HomeSide has announced an alliance with a subprime lender which allows HomeSide to offer additional mortgage-related products to the production network. The subprime lending unit is scheduled to begin operations in January 1998.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of over $98 billion, HomeSide services the loans of over one million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended November 30, 1997, the three months ended November 30, 1996, and for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996 (in millions):

                                                                                                  For the Period
                                          For the Three      For the Three      For the Nine      from March 16,
                                          Months Ended       Months Ended       Months Ended          1996 to
                                        November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                        -----------------  -----------------  -----------------  -----------------
Balance at beginning of period          $         96,554   $         85,835   $         90,192   $         42,907
Acquisition of BMC                                    --                 --                 --             33,082
Other additions                                    6,565              5,244             19,087             19,188
                                        -----------------  -----------------    ---------------  -----------------
     Total additions                               6,565              5,244             19,087             52,270
                                        -----------------  -----------------  -----------------  -----------------
Scheduled amortization                               535                517              1,600              1,246
Prepayments                                        3,159              1,529              7,853              4,552
Foreclosures                                         220                106                532                373
Sales of servicing                                   337                221                426                300
                                        -----------------  ----------------   -----------------  -----------------
     Total reductions                              4,251              2,373             10,411              6,471
                                        =================  =================  =================  =================
Balance at end of period                $         98,868   $         88,706   $         98,868   $         88,706
                                        =================  =================  =================  =================

      The number of loans serviced at November 30, 1997 was 1,179,563, compared to 1,085,000 at November 30, 1996. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide to double its current servicing capacity on a single system. During the three months ended November 30, 1997, HomeSide transferred approximately one-third of the loans serviced to its proprietary servicing software. After the transfer, over half of the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of 1998.


Results of Operations

Three months ended November 30, 1997 compared to three months ended November 30, 1996

   Summary

      HomeSide's net income increased approximately 61% to $20.5 million for the three months ended November 30, 1997 from $12.7 million for the three months ended November 30, 1996. Total revenues for the three months ended November 30, 1997 increased 16% to $72.1 million from $62.3 million for the three months ended November 30, 1996. The increases in net income and revenues for the three months ended November 30, 1997 compared to the three months ended November 30, 1996 were primarily attributable to increases of $7.3 million in net servicing revenue and $4.2 million in net mortgage origination revenue, while total expenses decreased by $2.1 million. The increase in net servicing revenue was mainly a result of a $10.2 billion increase in the servicing portfolio to $98.9 billion at November 30, 1997 from $88.7 billion at November 30, 1996. Net mortgage origination revenue increased due to gains in secondary marketing activities.

    Net Servicing Revenue

      Net servicing revenue was $50.2 million for the three months ended November 30, 1997 compared to $42.8 million for the three months ended November 30, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 19% to $108.9 million for the three months ended November 30, 1997 from $91.6 million for the three months ended November 30, 1996, primarily as a result of growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $98.9 billion at November 30, 1997 compared to $88.7 billion at November 30, 1996, an 11% increase. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.87% at November 30, 1997 and 7.91% at November 30, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.445% and 0.419% for the three months ended November 30, 1997 and the three months ended November 30, 1996, respectively. The increase in the weighted average servicing fee from the three months November 30, 1997 to the three months ended November 30, 1996 was due to growth of ancillary revenues, including late fees and other mortgage-related products, and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $58.7 million for the three months ended November 30, 1997 from $48.8 million for the three months ended November 30, 1996 as a result of a higher average balance of mortgage servicing rights and a decrease of 57 basis points in average mortgage interest rates from the three months ended November 30, 1996 to the three months ended November 30, 1997. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue decreased $1.8 million to $1.1 million for the three months ended November 30, 1997 from $2.9 million for the three months ended November 30, 1996, primarily due to a decrease in the spread between average mortgage interest rates and short-term borrowing rates on mortgage loans held for sale and an increase in interest expense,caused by increases in paid in full scheduled interest payments and a higher funding of the mortgage servicing assets. During the three months ended November 30, 1997, HomeSide's primary operating subsidiary, HomeSide Lending, Inc. issued $45 million of medium-term notes to the public market at an average cost of 6.77% as of November 30, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the investment in HomeSide's early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $20.7 million for the three months ended November 30, 1997 compared to $16.5 million for the three months ended November 30, 1996, a 25% increase. The increase in net mortgage origination revenue during the three months ended November 30, 1997 as compared to the three months ended November 30, 1996 reflects an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $19.2 million for the three months ended November 30, 1997 compared to $20.7 million for the three months ended November 30, 1996 due to the continuing integration of BMC mortgage servicing systems acquired on May 31, 1996 and decreases in commission expense from the elimination of the retail branch network. The average number of full-time equivalent employees increased to 1,805 for the three months ended November 30, 1997 from 1,708 for the three months ended November 30, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended November 30, 1997 was $4.3 million compared to $3.3 million for the three months ended November 30, 1996. The increase in expense was mainly due to office renovation, personal property taxes, and the increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

      During the three months ended November 30, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $5.2 million compared to $5.0 million for the three months ended November 30, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at November 30, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                       November 30, 1997     November 30, 1996
                                      --------------------  -------------------
Servicing Portfolio Delinquencies,
  excluding bankruptcies
  (at end of period)
          30 days                            4.12%                3.50%
          60 days                            0.82%                0.68%
          90+ days                           0.69%                0.58%
                                       ===================  ===================
               Total past due                5.63%                4.76%
                                       ===================  ===================

          Foreclosures pending               0.73%                0.64%
                                       ===================  ===================


   Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses during the three months ended November 30, 1997 were $9.9 million compared to $11.7 million for the three months ended November 30, 1996, primarily due to the continuing integration of the BMC mortgage servicing operations acquired on May 31, 1996.

   Income Tax Expense

      HomeSide's income tax expense was $13.1 million for the three months ended November 30, 1997 and $9.0 million for the three months ended November 30, 1996. The effective income tax rates for the three months ended November 30, 1997 and the three months ended November 30, 1996 were approximately 39% and 42%, respectively.


Results of Operations

Nine months ended November 30, 1997 compared to period from March 16, 1996 to November 30, 1996

   Summary

      HomeSide's net income increased 101% to $58.8 million for the nine months ended November 30, 1997 from $29.3 million for the period from March 16, 1996 to November 30, 1996. Total revenues for the nine months ended November 30, 1997 increased 38% to $212.3 million from $153.9 million for the period from March 16, 1996 to November 30, 1996. The increases in net income and revenues for the nine months ended November 30, 1997 compared to the period from March 16, 1996 to November 30, 1996 were primarily attributable to the acquisition of BMC on May 31, 1996 and increases of $40.2 million in net servicing revenue, $15.6 million in net mortgage origination revenue, and $2.0 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996 and its acquisition increased HomeSide's servicing portfolio by 75% on that date, which was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $98.9 billion at November 30, 1997 from $88.7 billion at November 30, 1996, an 11% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $150.9 million for the nine months ended November 30, 1997 compared to $110.7 million for the period from March 16, 1996 to November 30, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

      Mortgage servicing fees increased 44% to $312.3 million for the nine months ended November 30, 1997 from $216.5 million for the period from March 16, 1996 to November 30, 1996, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $98.9 billion at November 30, 1997 compared to $88.7 billion at November 30, 1996. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.87% at November 30, 1997 and 7.91% at November 30, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.439% and 0.432% for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996, respectively. The increase in the weighted average servicing fee for the nine months ended November 30, 1997 from the period from March 16, 1996 to November 30, 1996 was due to growth of ancillary revenues, including late fees and revenues from other mortgage-related products, and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $161.5 million for the nine months ended November 30, 1997 from $105.7 million for the period from March 16, 1996 to November 30, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 36 basis points in average mortgage interest rates from the period from March 16, 1996 to November 30, 1996 to the nine months ended November 30, 1997. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a reduction in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and, accordingly, lower amortization expense. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term rate movements.

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

      Net interest revenue increased $2.0 million for the nine months ended November 30, 1997 to $1.0 from $(1.0) million for the period from March 16, 1996 to November 30, 1996, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the nine months ended November 30, 1997, HomeSide's primary operating subsidiary, HomeSide Lending, Inc. issued $750 million of medium-term notes to the public market at an average cost of 6.20% as of November 30, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $59.2 million for the nine months ended November 30, 1997 compared to $43.6 million for the period from March 16, 1996 to November 30, 1996, a 36% increase. The increase in net mortgage origination revenue during the nine months ended November 30, 1997 as compared to the period from March 16, 1996 to November 30, 1996 is due in part to increased production resulting from the preferred seller relationship with Barnett established as part of the BMC acquisition. Barnett agreed to sell HomeSide loans produced by the loan production networks retained by Barnett. The increase also reflects an increase in loan production volumes primarily through HomeSide's correspondent lending channel and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $58.5 million for the nine months ended November 30, 1997 compared to $53.3 million for the period from March 16, 1996 to November 30, 1996 due to the purchase of the BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees increased to 1,805 for the nine months ended November 30, 1997 from 1,708 for the period from March 16, 1996 to November 30, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the nine months ended November 30, 1997 was $11.9 million compared to $8.3 million for the period from March 16, 1996 to November 30, 1996. The increase in expense was mainly due to the purchase of the BMC mortgage servicing operations acquired on May 31, 1996.




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

      During the nine months ended November 30, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $15.7 million compared to $13.0 million for the period from March 16, 1996 to November 30, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at November 30, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                         November 30,1997     November 30, 1996
                                        -------------------  -------------------
Servicing Portfolio Delinquencies,
  excluding bankruptcies
  (at end of period)
          30 days                             4.12%                3.50%
          60 days                             0.82%                0.68%
          90+ days                            0.69%                0.58%
                                        ===================  ===================
               Total past due                 5.63%                4.76%
                                        ===================  ===================

          Foreclosures pending                0.73%                0.64%
                                        ===================  ===================

   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses during the nine months ended November 30, 1997 were $30.0 million, approximately equal to other expenses for the period from March 16, 1996 to November 30, 1996.

 Income Tax Expense

      HomeSide's income tax expense was $37.6 million for the nine months ended November 30, 1997 and $20.5 million for the period from March 16, 1996 to November 30, 1996. The increases were attributable to increases in net income. The effective income tax rates for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996 were approximately 39% and 41%, respectively.


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

      Since its formation, HomeSide has utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. These risk management instruments have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in value of these hedge instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

      These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred as an adjustment to the carrying value of the related mortgage servicing right asset being hedged. Changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide's hedging activity can be measured by the correlation between changes in the value of the risk management instruments and changes in the value of HomeSide's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During each of the periods presented, HomeSide has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management instruments. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on options is limited to the premium paid.

      The hedge strategy continued to perform as expected during the three months ended November 30, 1997 and proved especially effective as long-term rates reached their lowest level since November of 1996. For the three month periods ended November 30, 1997 and 1996, HomeSide experienced net gains on risk management contracts of $161.5 million and $133.3 million, respectively. For the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996, net gains on risk management contracts were $108.9 million and $60.2 million, respectively. The decrease in the estimated fair value of the mortgage servicing rights approximated the net gains on risk management contracts for these periods. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management option contracts at November 30, 1997 was $87.0 million, and the fair value of open futures contracts was $3.7 million, which was equal to their carrying amount because the risk management instruments are marked-to-market at each reporting date.


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

   Operations

      Net cash used in operations was $33.8 million for the nine months ended November 30, 1997. Proceeds from the issuance of medium-term notes were used to fund loan originations. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

    Investing

      Net cash used in investing activities was $659.2 million for the nine months ended November 30, 1997. Cash used in investing activities was for the purchase and origination of mortgage servicing rights, the purchase of options of U.S. Treasury bond futures as part of HomeSide's hedging program, and for funding the early pool buyout program. Other assets increased $71.7 million to $164.6 million at November 30, 1997 from $92.9 million at February 28, 1997 primarily as a result of an increase in loans held for investment and an increase in HomeSide's hedge asset. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.





   Financing

      Net cash provided by financing activities was $657.0 million for the nine months ended November 30, 1997. The primary source of cash from financing activities during the period was $750.0 million from the issuance of medium-term notes. Cash used in financing activities was used for the payment of debt issue costs and repayments to HomeSide's line of credit..

      During the nine months ended November 30, 1997, net cash used in operations was $33.8 million, net cash used in investing activities was $659.2 million and net cash provided by financing activities was $657.0 million, resulting in a net decrease in cash of $36.1 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.



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


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

            Number       Description

               2         Agreement and Plan of Merger dated as of October 25,
                         1997 by and between National  Australia Bank Limited
                         and the  Parent,  HomeSide,  Inc.  (Incorporated  by
                         reference  to  the  Definitive  Proxy  Statement  of
                         HomeSide,  Inc.  filed with the SEC on December  15,
                         1997 (File No. 1-12655)).
              10         Amendment  dated as of September  30, 1997 to Credit
                         Agreement  dated  as  of  January  31,  1997,  among
                         HomeSide   Lending,   Inc.  and  the  Lenders  party
                         thereto.
              11         Statement Regarding Computation of Earnings per share
              27         Financial Data Schedule


      (b)   Reports on form 8-K

         HomeSide filed a report on form 8-K dated October 25, 1997 to report under "Item 5. Other Events" that HomeSide and National Australia Bank Limited entered into an Agreement and Plan of Merger dated as of October 25, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HomeSide, Inc.
                           (Registrant)

Date: January 13, 1998     By: /s/Joe K. Pickett
                               -----------------
                               Joe K. Pickett
                           Chairman of the Board, Chief Executive Officer
                                    and Director (Principal Executive Officer)

Date: January 13, 1998     By: /s/Kevin D. Race
                               ----------------
                               Kevin D. Race
                           Vice President, Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)