Form 10-K
period 1998-02-10
HOMESIDE INC
filed 1998-05-11
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark one)
    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 10, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

As of May 1, 1998, there was 1 share of HomeSide, Inc. common stock, $.01 par value, outstanding and no shares of Class C common stock, $1.00 par value, outstanding.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (i) Portions of the HomeSide, Inc. 1998 Annual Report to Stockholders are incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the HomeSide, Inc. 1998 Annual Report to Stockholders is not to be deemed filed as part of this Report.
         (ii) Current Report on Form 8-K dated February 25, 1998, April 3, 1998, April 15, 1998 and May 8, 1998.

                                     PART I
ITEM 1.  BUSINESS

General

         HomeSide, Inc. (the "Company" or "HomeSide"), through its indirect, wholly-owned subsidiary Homeside Lending, Inc., is one of the largest full-service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. HomeSide's mortgage loan production volume, excluding bulk purchases, was $20.5 billion for the period from March 1, 1997 to February 10, 1998 and $20.9 billion for the period from March 16, 1996 to February 28, 1997. Its servicing portfolio was $100.0 billion on February 10, 1998 and $90.2 billion on February 28, 1997. HomeSide ranks as the 5th largest originator and 6th largest servicer in the United States for calendar year 1997 based on data published by Inside Mortgage Finance. Effective April 30, 1998, HomeSide amended its charter to change its name to HomeSide International, Inc.

         The residential mortgage market totaled over $3.9 trillion in 1996 and is the second largest debt market in the world, exceeded only by the United States Treasury market. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. In 1997, the largest originator represented 6.5% of the market and the largest servicer represented 5.0%, while the top 30 originators and servicers represented 48.0% and 48.7% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 16.6% in 1990 to 30.2% in 1997.

         HomeSide's business strategy is to increase the volume of its loan originations and the size of its servicing portfolio while continuing to improve operating efficiencies. In originating mortgages, HomeSide focuses on variable cost channels of production, including correspondent, broker, consumer direct, affinity, and co-issue sources. HomeSide also pursues strategic relationships with other production sources to acquire and service residential mortgage loans. Management believes that these variable cost channels of production deliver consistent origination opportunities for HomeSide without the fixed cost investment associated with traditional retail mortgage branch networks. HomeSide believes that its ongoing investment in technology will further enhance and expand existing processing capabilities and improve its efficiency. Based on independent surveys of direct cost per loan and loans serviced per employee, management believes that HomeSide has been one of the industry's most efficient mortgage servicers. The Company's average cost per employee approximates the average cost per employee of its major competitors.
         HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing agreement with BankBoston, N.A. ("BKB").

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

Production

         HomeSide, Inc. participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Company ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 95% of HomeSide's total production. Excluding the volumes purchased from BKB and Barnett Bank, N.A. ("Barnett"), no single source within the correspondent or broker channels accounted for more than 3% of total production during the period from March 1, 1997 to February 10, 1998 and 2% of total production during the period from March 16, 1996 to February 28, 1997. HomeSide's other origination channels include telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. The following table sets forth production detail by HomeSide's origination channels (in millions):

                                     Residential Loan Production by Channel

                                    For the Period From  For the Period From
                                      March 1, 1997 to    March 16, 1996 to
                                     February 10, 1998    February 28, 1997
                                     -----------------    -----------------
Correspondent                            $   13,304          $   11,113
Co-issue                                      5,584               8,222
Broker                                        1,305                 843
                                     --------------------------------------
Total wholesale                              20,193              20,178
Direct                                          337                 700
                                     --------------------------------------
Total production                             20,530              20,878
Bulk acquisitions                             3,446               4,073
                                     ======================================
Total production and acquisitions        $   23,976          $   24,951
                                     ======================================


         HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 76% of the total production in the period from March 1, 1997 to February 10, 1998 and 73% of the total production in the period from March 16, 1996 to February 28, 1997. HomeSide also offers other products, such as ARMs, balloon and jumbo mortgages.

         HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on February 10, 1998 were Florida (17.2% of unpaid principal balance of production), California (15.3%), Massachusetts (7.0%), Texas (6.3%), and Maryland (4.6%). The largest segments of the servicing portfolio by state on February 28, 1997 were Florida (18.7% of unpaid principal balance of production), California (15.4%), Massachusetts (8.4%), Texas (6.1%), and Maryland (4.6%).

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. Refinancings tend to be less seasonal and more closely related to changes in interest rates. Historically, changes in the interest rate environment have mitigated the impact of seasonality on HomeSide's results of operations. In addition, delinquency rates typically rise in the winter months, which result in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

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

Wholesale Production

      Correspondent Production

         Through its correspondent program, HomeSide purchases loans from approximately 500 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide for legal review and funding. The participants in this program are prequalified and monitored on an ongoing basis by HomeSide. If a correspondent subsequently fails to meet HomeSide's requirements, HomeSide typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.

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

Secondary Marketing

      HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of GinnieMae ("GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae and FHLMC for Fannie Mae Mortgage Backed Securities or FHLMC participation certificates, respectively. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA, Fannie Mae and FHLMC securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors. For the period from March 1, 1997 to February 10, 1998, approximately 92% of the mortgage loans originated by HomeSide were sold to GNMA (47%), Fannie Mae (31%), and FHLMC (14%). For the period from March 16, 1996 to February 28, 1997, approximately 78% of the mortgage loans originated by HomeSide were sold to GNMA (38%), Fannie Mae (27%), and FHLMC (13%). The remaining were sold to private investors.


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

      HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. For the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, HomeSide has not experienced secondary marketing losses on an aggregate basis.

      HomeSide's policy is to sell mortgage loans on a non-recourse basis. However, in the case of VA loans used to form GNMA pools, the VA's loan guarantees do not cover the entire principal balance of the loan and HomeSide is responsible for losses which exceed the VA's guaranteed limitations. In connection with HomeSide's loan exchanges and sales, HomeSide makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to the accuracy of information. In the event of a breach of these representations and warranties, HomeSide typically corrects such problems, but, if the problems cannot be corrected, may be required to repurchase such loans. In cases where loans are originated by a correspondent, HomeSide may sell the flawed loan back to the correspondent under a repurchase obligation.

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

      Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee including ancillary income was 0.439% for the period from March 1, 1997 to February 10, 1998 and 0.431% for the period from March 16, 1996 to February 28, 1997. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

      HomeSide's servicing strategy is to continue to build its mortgage servicing portfolio and benefit from the economies of scale inherent in the business. HomeSide services substantially all of the mortgage loans that it originates. In addition, HomeSide purchases the rights to service mortgage loans originated by other lenders.

      As part of the BMC Acquisition, HomeSide acquired a full-service mortgage company in Hawaii, Honolulu Mortgage Co. Honolulu Mortgage's servicing portfolio totaled $1.9 billion at November 30, 1996 and its loan production was $257.4 million from its acquisition on May 31, 1996 to February 28, 1997. In February 1997, Honolulu Mortgage Co. sold substantially all its assets to an unaffiliated third party. The sale did not materially affect HomeSide's financial results.

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

Servicing Portfolio Composition

      HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's originations and bulk servicing acquisitions. The nine largest states accounted for 64.5% of the outstanding unpaid principal balance of HomeSide's total servicing portfolio on February 10, 1998, while the largest volume by state is Florida with a 17.2% share of the total portfolio on February 10, 1998. The nine largest states accounted for 66.9% of the outstanding unpaid principal balance of HomeSide's total servicing portfolio on February 28, 1997, while the largest volume by state is Florida with a 18.7% share of the total portfolio on February 28, 1997. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

      The following table sets forth the geographic distribution of the Company's servicing portfolio as of February 10, 1998 and February 28, 1997:

                        Servicing Portfolio by State (a)

                        At February 10, 1998        At February 28, 1997
                        -------------------------------------------------------
(dollars in millions)        UPB     % of UPB           UPB       % of UPB
                        -------------------------------------------------------

Florida                 $  16,664      17.2%        $  16,559       18.7%
California                 14,858      15.3            13,686       15.4
Massachusetts               6,792       7.0             7,383        8.4
Texas                       6,096       6.3             5,434        6.1
Maryland                    4,424       4.6             4,079        4.6
Georgia                     3,720       3.8             3,427        3.9
Virginia                    3,377       3.5             3,218        3.6
Illinois                    3,729       3.8             2,913        3.3
New York                    2,939       3.0             2,517        2.9
Other (b)                  34,327      35.5            29,244       33.1
                        ======================================================
Total                   $  96,926     100.0%         $ 88,460      100.0%
                        ======================================================

-------------
(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased not yet on servicing system. (b) No other state represents more than 2.9% of HomeSide's servicing portfolio. At February 10, 1998,

     HomeSide's servicing portfolio consisted of $74.9 billion of FHA/VA servicing and $25.0 billion of conventional servicing. At February 28, 1997, HomeSide's servicing portfolio consisted of $29.4 billion of FHA/VA servicing and $59.0 billion of conventional servicing.

      The weighted average interest rate of the loans in the Company's servicing portfolio at February 10, 1998 was 7.89% and at February 28, 1997 was 7.92%. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:

                                                  Servicing Portfolio by Interest Rate
                              At February 10, 1998                    At February 28, 1997
                      -----------------------------------------------------------------------------
Interest Rate                                   Cumulative                               Cumulative
-------------          UPB (a)      % of UPB   % of UPB           UPB (a)     % of UPB    % of UPB
                       -------      --------   ---------          -------     --------    --------
                      (dollars in                               (dollars in
                        millions)                                 millions)
Less than 6.0%          $    922       0.9%       0.9%           $    983        1.1%        1.1%
6.0% to 6.9%              10,851      11.2        12.1              9,633       10.9        12.0
7.0% to 7.9%              44,895      43.2        55.3             37,542       42.4        54.4
8.0% to 8.9%              34,077      35.2        90.5             29,293       33.1        87.5
9.0% to 9.9%               6,331       6.5        97.0              7,274        8.2        95.7
10.0% to 10.9%             2,227       2.3        99.7              2,912        3.3        99.0
Over 11.0%                   624       0.7       100.0                823        1.0       100.0
                      ------------ ----------                   ------------ ----------
             Total      $ 96,926     100.0%                      $ 88,460      100.0%
                      ============ ==========                   ============ ==========
--------------
(a)    Servicing  statistics are based on loans serviced by HomeSide and exclude loans purchased but not yet on the servicing system.

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

      HomeSide periodically incurs losses attributable to servicing FHA and VA loans for investors, including actual losses for final disposition of loans that have been foreclosed or assigned to the FHA or VA and accrued interest on such FHA or VA loans for which payment has not been received. For HomeSide, servicing losses on investor-owned loans and related foreclosure expenses totaled $22.0 million for the period March 1, 1997 to February 10, 1998, and $17.9 million for the period from March 16, 1996 to February 28, 1997, primarily representing losses on VA loans. The VA guarantees the initial losses on a loan. The guaranteed amount generally ranges from 20% to 35% of the original principal balance. Before each foreclosure sale, the VA determines whether to bid by comparing the estimated net sale proceeds to the outstanding principal balance and the servicer's accumulated reimbursable costs and fees. If this amount is a loss and exceeds the guaranteed amount, the VA typically issues a no-bid and pays the servicer the guaranteed amount. Whenever a no-bid is issued, the servicer absorbs the loss, if any, in excess of the sum of the guaranteed principal and amounts recovered at the foreclosure sale. HomeSide's historical delinquency and foreclosure rate experience on VA loans has generally been consistent with that of the industry.

      Management  believes  that it has an  adequate  level of reserve  based on
HomeSide's  servicing  volume,   portfolio   composition,   credit  quality  and
historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (Percent by Loan Count)

                                            At February 10,   At February 28,
                                                  1998              1997
                                            ---------------   ----------------

Delinquent Mortgage Loans (at end of period)
   30 Days                                          3.52%           3.27%
   60 Days                                          0.78            0.69
   90 Days                                          0.72            0.54
       Total Delinquencies                          5.02%           4.50%

Foreclosure Pending (at end of period)              0.74%           0.72%



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

      HomeSide's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using market discount rates and market consensus prepayment speeds, among other variables. The value is then analyzed under various interest rate scenarios that help HomeSide estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically issued by HomeSide, the relationship between mortgage rates and Treasury securities and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - HomeSide - for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997- Results of Operations - Risk Management Activities".

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

Servicing Integration

       HomeSide intends to convert the entire servicing platform to its proprietary software. This proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of over 30 technology providers.

       HomeSide expects to achieve significant competitive advantages over time by converting to the proprietary servicing software, which is expected to cost less to operate and is configured to accommodate growth more efficiently than HomeSide's current outsourced system. Once the conversion has been completed, this architecture is expected to support HomeSide's portfolio growth up to approximately twice the number of loans serviced on a single system. The system is also expected to permit continued development of workflow and other client-server applications, contributing to increased productivity.

      At February 10, 1998 and February 28, 1997, approximately 512,732 and 406,221 loans, respectively, were serviced on the proprietary system at HomeSide's San Antonio facility. The remainder of the loans serviced at the Jacksonville facility is expected to be transferred by the end of calendar year 1998.

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

      During the period that BKB or Barnett, or any of their subsidiaries, held a material ownership interest in HomeSide, HomeSide and its subsidiaries (i) were under the jurisdiction, supervision, and examining authority of the OCC, and (ii) could only engage in activities that were part of, or incidental to, the business of banking. The OCC has specifically ruled that mortgage banking is a proper incident to the business of banking.

      There are various other state and local laws and regulations affecting HomeSide's operations. HomeSide is licensed in those states that require licensing to originate, purchase and/or service mortgage loans. Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

Competition

      Mortgage bankers operate in a highly competitive and fragmented market. In 1997 the largest originator of loans represented 6.5% of the market and the largest servicer represented 5.0%, while the top 30 originators and servicers represented 48% and 49% of their markets, respectively, based on data published by Inside Mortgage Finance.

                        TOP 10 ORIGINATORS AND SERVICERS
                              (dollars in billions)

1997 Originations                       Servicing Portfolio at December 31, 1997

 1  Norwest Mortgage, IA        $55.3    1  Norwest Mortgage, IA          $205.8
 2  Countrywide Home Loans, CA   43.1    2  Countrywide Home Loans, CA     171.4
 3  Chase Manhattan Mortgage             3  Chase Manhattan Mortgage
     Holdings, FL                40.1        Holdings, FL                  169.3
 4  Washington Mutual, WA        23.4    4  NationsBanc & Affiliates, TX   122.3
 5  HomeSide Lending, FL         21.8    5  Fleet Mortgage Group, SC       121.0
 6  Dime/North American
     Mortgage, CA                16.1    6  HomeSide Lending, FL            99.2
 7  BankAmerica, CA              16.0    7  GE Capital Mortgage Svcs., NC   99.0
 8  Fleet Mortgage Group, SC     15.6    8  Washington Mutual, WA           97.7
 9  ABN AMRO Mtg., IL
    (Standard Federal)           15.2    9  BankAmerica, CA                 89.7
10 NationsBanc & Affiliates, TX  15.1   10 Mellon Mortgage, TX              66.6
-----------------
Source:  Inside Mortgage Finance.

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

      The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 25 mortgage loan servicers have increased their aggregate market share from 16.6% in 1990 to 30.9% in 1997.

Employees

      As of February 10, 1998 and February 28, 1997, respectively, HomeSide had approximately 1,891 and 1,689 total employees, substantially all of whom were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2.  PROPERTIES

      HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities, which comprise approximately 145,000 square feet of owned space and approximately 202,000 square feet of leased space. The servicing center lease expires on August 31, 1999 unless HomeSide exercises its options to renew, which could extend the lease for an additional six years. HomeSide also leases approximately 53,000 square feet of warehouse space in Jacksonville, Florida for storing certain loan files, loan servicing documents and other corporate records. In addition HomeSide owns an additional 190,000 square feet of space in San Antonio, Texas. HomeSide believes that its present facilities are adequate for its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 10, 1998, except that in December 1997, the stockholders adopted an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a newly formed wholly-owned subsidiary of National Australia Bank Limited ("NAB") was merged with and into the Company. Pursuant to the Merger Agreement, the Company became an indirect, wholly-owned subsidiary of NAB.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

      The information set forth under the caption, "Market for the Registrant's Common Equity and Related Stockholder Matters" which appears on page 53 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The information set forth under the caption, "Selected Consolidated Financial Data" which appears on page 9 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

      The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 10 through 21 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements, together with the reports therein of Arthur Andersen LLP and Coopers and Lybrand LLP appearing on pages 22 through 52 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective April 1, 1998, HomeSide, Inc. dismissed its prior certifying accountants, Arthur Andersen, L.L.P. and retained as its new certifying accountants, KPMG Peat Marwick, L.L.P. Arthur Andersen's report on HomeSide's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by HomeSide's Board of Directors.

         During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between HomeSide and Arthur
Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         None of the "reportable events" described in Item 304(a)(1) of Regulation S-K occurred with respect to HomeSide within the last two fiscal years and the subsequent interim period to the date hereof.

         Effective April 1, 1998, HomeSide engaged KPMG Peat Marwick, L.L.P. as its principal accountants. During the last two fiscal years and the subsequent interim period to the date hereof, HomeSide did not consult KPMG Peat Marwick regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                      DIRECTORS

None of the following directors are related to any other director or to any executive officer of the Company.

                              Position with the Company                                               Year First
                               or Principal Occupation                                                Elected a
Name of Nominee               During the Past Five Years                                    Age       Director
---------------               --------------------------                                    ---       ----------
Joe K. Pickett                Chairman of the Board, Chief Executive Officer and a          51        1996
                              Director of the Company since March 14, 1996.  Chairman of the Board and Chief Executive Officer of the Company's
                              wholly-owned subsidiary HomeSide Lending, Inc.
                              ("HomeSideLending") since April 1990.  Director of Fannie
                              Mae and Baptist Medical Center, Jacksonville, Florida.
-----------------------------

Hugh R. Harris                President, Chief Operating Officer and a Director of the      45        1996
                              Company since March 14, 1996.  President and Chief
                              Operating Officer of HomeSide Lending since January 1993.
                              Previously, Vice-Chairman of HomeSide Lending.  Director of
                              Republic Mortgage Insurance Company.
-----------------------------

Thomas M. Hagerty             Managing Director, Thomas H. Lee Company, where he has been   34        1995
                              employed since 1988.  President of the Company from its
                              organization on December 11, 1995, to March 14, 1996.
                              Treasurer of the Company from March 14,1 996 to October
                              1996.  Vice President and Trustee of THL Equity Trust III,
                              the General Partner of THL Equity Advisors III Limited
                              Partnership, which is the General Partner of Thomas H. Lee
                              Equity Fund III, L.P. Director of Select Beverages, Inc.
-----------------------------

David V. Harkins              Senior Managing Director, Thomas H. Lee Company, where he     55        1995
                              has been employed since 1986.  Senior Vice President and
                              Trustee of Thomas H. Lee Advisors I and T. H. Lee Mezzanine
                              II, affiliates of ML-Lee Acquisition Fund L.P. and the
                              ML-Lee Acquisition Funds, respectively.  President and
                              Trustee of THL Equity Trust III, the General Partner of THL
                              Equity Advisors III Limited Partnership, which is the
                              General Partner of Thomas H. Lee Equity Fund III, L.P.
                              Chairman and Director of National Dentex Corporation,
                              Director of Stanley Furniture Company, Inc. and First
                              Alert, Inc.
-----------------------------

Justin S. Huscher             Vice President of Madison Dearborn Partners, Inc. since       43        1995
                              January 1993.  From April 1990 until January 1993, Senior
                              Investment Manager of First Chicago Venture Capital.
                              Member of operating committees of the General Partners of
                              Huntway Partners L.P. and Golden Oak Mining Company, L.P.,
                              respectively, and Director of Bay State Paper Holding
                              Company.
-----------------------------

Peter J. Manning              Executive Vice President, Mergers and Acquisitions of         57        1995
                              BankBoston, N.A. and BankBoston Corporation since 1993.
                              From 1990 to 1993, Executive Vice President, Chief
                              Financial Officer and Treasurer of BankBoston Corporation
                              and Chief Financial Officer of BankBoston, N.A.
-----------------------------

Kathleen M. McGillycuddy      Group Executive Director, Global Treasury of BankBoston,      47        1996
                              N.A.,  where  she has been  employed  since  1992.
                              Previously  Executive  Vice  President,  Corporate
                              Liquidity and Funds  Management  at  Fleet/Norstar
                              Bank.
-----------------------------

Hinton F. Nobles, Jr.         Since 1989, Executive Vice President and member of the        51        1996
                              Management Executive Committee of Barnett Banks, Inc.
                              ("BBI") where he has been employed since 1974.
-----------------------------

Douglas K.  Freeman           Chief Consumer Credit Executive and member of the             46        1996
                              Management Operating Committee of BBI.  From 1991 to 1995,
                              Chief Corporate Banking Executive of BBI.  Chair of the
                              Governor's Capital Partnership Board of Florida and
                              Director of The Small Business Foundation of America, Inc.
-----------------------------

Charles W. Newman             Chief Financial Officer and member of the Management          47        1996
                              Executive Committee of BBI since 1992.  Previously, Vice
                              President and Deputy Controller, Senior Vice President and
                              Controller and Executive Vice President of BBI.
-----------------------------

Thomas J. Hollister           Director of the Company since October 2, 1997.  Mr.           43        1997
                              Hollister joined BankBoston in 1979 and has served in
                              various management positions since that time.  He currently serves as the Executive Vice President of Consumer and
                              Small Business Banking.


                                   MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company.

                 Name                     Age          Position
         Joe K. Pickett.................   52       Chairman of the Board and Chief Executive Officer, Director
         Hugh R. Harris.................   46       President and Chief Operating Officer; Director
         Kevin D. Race..................   37       Vice President and Chief Financial Officer
         Robert J. Jacobs...............   45       Vice President, Secretary and General Counsel
         Betty L. Francis...............   51       Chief Credit Officer and Vice President
         Mark F. Johnson................   43       Vice President - Production
         William Glasgow, Jr............   48       Vice President - Servicing
         Daniel T. Scheuble.............   39       Vice President - Technology
         Thomas H. Fisher...............   65       Vice President and Assistant Secretary
         W. Blake Wilson................   32       Vice President, Director of Capital Markets
         Charles D. Gilmer..............   50       Senior Vice President and Treasurer of HomeSide Lending
         Ann R. Mackey..................   40       Senior Vice President and Finance Director of HomeSide Lending
         Debra F. Watkins...............   40       Senior Vice President, Cash Management, of HomeSide Lending


Joe K. Pickett has served as Chairman of the Board and Chief Executive Officer of HomeSide Lending since April 1990 and as Chairman of the Board, Chief Executive Officer and a Director of HomeSide since March 14, 1996. From October 1994 through October 1995, Mr. Pickett served concurrently as President of the Mortgage Bankers Association of America. Mr. Pickett also serves as a Director of Fannie Mae and of Baptist Medical Center, Jacksonville, Florida.

Hugh R. Harris has served as President and Chief Operating Officer of HomeSide Lending since January 1993 and as President, Chief Operating Officer and a Director of HomeSide since March 14, 1996. From January 1988 to January 1993, Mr. Harris served as Vice Chairman of HLI in charge of production and secondary marketing. Mr. Harris currently serves as a Director of Republic Mortgage Insurance Company (RMIC).

Kevin D. Race has served as Executive Vice President and Chief Financial Officer of HomeSide Lending and Vice President, Chief Financial Officer and Treasurer of HomeSide since October 1996. From 1993 to 1996, Mr. Race served as Executive Vice President, Chief Financial Officer and Treasurer of Fleet Mortgage Group. In 1996, Mr. Race was named president of Fleet Mortgage Group. In 1989, Mr. Race served in the mortgage capital markets and non-conforming products areas of Fleet Mortgage Group. From 1985 to 1989, Mr. Race served as Vice President and National Product Manager for Mortgage Backed Securities for Citicorp. From 1982 to 1985, Mr. Race served in the secondary marketing area of North American Mortgage Company.

Robert J. Jacobs has served as Executive Vice President and Secretary of HomeSide Lending since February 2, 1996. Mr. Jacobs has served as a Director of HLI since March 14, 1996. Mr. Jacobs has also served as Secretary of HomeSide since March 14, 1996 and as Vice president of HomeSide since April 10, 1996. From 1987 to 1996, Mr. Jacobs served as a Senior Vice President and Chief Legal Officer of Chase Manhattan Mortgage Corporation, and served as General Counsel for Citicorp Savings of Florida from 1984 to 1986. Mr. Jacobs currently serves as President and Legislative Chairman of the Mortgage Bankers Association of Florida.

Betty L. Francis has served as Chief Credit Officer and as Executive Vice President of HomeSide Lending since October 1996 and as Vice President of HomeSide since April 10, 1996. Ms. Francis served from March 1994 to October 1996 as Chief Financial Officer of HLI. Ms. Francis served from April 1993 to March 1994 as the Senior Finance Officer of the Personal Banking Group, and from April 1990 to April 1993 as the Comptroller of Bank of Boston and BKBC. Ms. Francis is a Trustee of Commonwealth Energy Services, a gas and electric utility in Massachusetts.

Mark F. Johnson has served as Executive Vice President of Production of HomeSide Lending since April 1, 1992. From 1988 to 1992, Mr. Johnson served as Senior Vice President and Director of Wholesale Lending for HLI. Mr. Johnson also has served as Vice President of HomeSide since April 10, 1996.

William Glasgow, Jr. has served as Executive Vice President of HomeSide Lending since July 1991. From October 1989 to July 1991, Mr. Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri. Mr.Glasgow has also served as Vice President of HomeSide since April 10, 1996.

Daniel T. Scheuble has served as Executive Vice President for Technology, Loan Processing and Consumer Direct Lending of HomeSide Lending since 1993. From 1990 to 1992, Mr. Scheuble served as a Senior Technology and Operational Manager at Bank of Boston. Mr. Scheuble has also served as Vice President of HomeSide since April 10, 1996.

Thomas H. Fish has served as Executive Vice President of HomeSide Lending since 1988. Mr. Fish has served as Assistant Secretary of HLI since March 14, 1996. Mr. Fish served as Secretary and General Counsel of HLI from 1988 to March 14, 1996.

W. Blake Wilson has served as Executive Vice President and Director of Capital Markets of HomeSide Lending since September 1997. He previously served as Senior vice President and Director of Capital Markets of HomeSide Lending from June 1996. Before joining HLI, Mr. Wilson served in Capital Markets for Prudential Home Mortgage ("PHM") from 1992 through June 1996. Prior to joining PHM, he worked in KPMG Peat Marwick's National Mortgage and Structured Finance Group in Washington, D.C.

Charles D. Gilmer has served as Senior Vice President and Treasurer of HomeSide Lending since October 1993. Mr. Gilmer previously served as the Director of Liability Management for Citicorp from November 1989 to October 1993.

Ann R. Mackey has served as Senior Vice President and Finance Director of HomeSide Lending since July 1993. From September 1992 to July 1993, Ms. Mackey served as a manager in International Risk Management for Bank of Boston. Ms. Mackey previously served as Senior Audit Manager at KPMG Peat Marwick from 1985 to 1992.

Debra F. Watkins has served as Senior Vice President, Cash Management and Marketing Operations of HomeSide Lending since October 1993. From July 1987 to October 1993, Ms. Watkins served in various management positions in Secondary Marketing and Production Operations at HomeSide Lending. Ms. Watkins currently serves as Chairperson of the GNMA Liaison Committee of Mortgage Association of America.

                      COMPLIANCE WITH SECTION 16 (a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         Section 16 (a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's Directors and executive officers and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission and the New York Stock Exchange reports concerning their ownership of the Company's Common Stock and changes in such ownership. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company during or with respect to the Company's most recent fiscal year, all Section 16 (a) filing requirements applicable to persons who were, during the most recent fiscal year, officers or directors of the Company or greater than 10% beneficial owners of its Common Stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's five most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for all services rendered in all capacities to the Company and its subsidiaries for the periods from March 1, 1997 to February 10, 1998, and from March 16, 1996 to February 28, 1997.




                           Summary Compensation Table



                                                                             Long-Term
                                                                           Compensation
                                                                              Awards
                                                        Annual            --------------
                                                     Compensation           Securities
              Name and Principal         Fiscal  ---------------------      Underlying           All Other
              HomeSide Position           Year     Salary      Bonus          Options          Compensation
-----------------------------------------------------------------------------------------------------------
Joe K. Pickett .......................    1998   $ 372,000  $ 500,000        45,000             $ 23,954
                Chairman & CEO            1997     312,000    362,000       242,862(a)            16,135(b)

Hugh R. Harris.......................     1998     360,000    470,000        45,000               14,411
           President and Chief            1997     300,000    350,000       242,862(a)             7,842(b)
            Operating Officer

Kevin D. Race .........................   1998     250,000    300,000        45,000                9,333
            Executive Vice President      1997     250,000    100,000        97,155(a)           413,145(b)(d)
                and Chief Financial                   (c)
                  Officer

Mark F. Johnson ......................    1998     230,000    200,000        30,000               10,623
       Executive Vice President           1997     200,000    150,000        97,155(a)            6,714(b)
        Secondary Marketing and
               Production

William Glasgow, Jr. ...............      1998     230,000    200,000        30,000               14,299
         Executive Vice President         1997     200,000    150,000        97,155(a)            6,52 (b)

---------------------

(a) Reflects a 17 for 1 stock split of the Company's Common Stock effected immediately prior to the Company's January 1997 initial public offering.
(b) Includes amounts received for (1) matching contributions under the Company's savings plan of $6,000 with respect to each of Messrs. Pickett, Harris, Johnson, Glasgow; and (2) the dollar value of life insurance premiums paid by the Company with respect to: Mr. Pickett $10,135; Mr. Harris $1,842; Mr. Race $74; Mr. Johnson $714; Mr. Glasgow $522.
(c) The salary of Mr. Race is per annum. Mr. Race has been employed by the Company since October 1996.
(d) Includes a bonus of $375,000 received by Mr. Race as an inducement to join the Company and $38,071 in relocation expenses.


      Option Grants for the Period from March 1, 1997 to February 10, 1998

         The following table provides information on option grants with respect to common Stock of the Company for the period from March 1, 1997 to February 10, 1998 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:




                                         Individual Grants
                         ------------------------------------------------------------------

                          Number of
                         Securities       % of Total                                                Potential Realizable
                                                                                                          Value at
                         Underlying        Options                                              Assumed Annual Rates of Stock
                           Options        Granted to         Exercise                          Price Appreciation for Option
                           Granted        Employees           Price             Expiration              Term (a)
                                                                                                   ---------------------
        Name                 (#)           in 1997            ($/Sh)               Date              5%           10%
---------------------    ------------    -------------    ---------------    ------------------    --------     --------
Joe K. Pickett.......     15,000(b)         10.84%           $20.500             07/10/07          193,385      490,076
                          30,000(c)         10.84%           $20.500             01/10/07          362,919      907,645

Hugh R. Harris.......     15,000(b)         10.84%           $20.500             05/31/07          193,385      490,076
                          30,000(c)         10.84%           $20.500             11/20/06          362,919      907,645

Kevin D. Race........     15,000(b)         10.84%           $20.500             10/08/07          193,385      490,076
                          30,000(c)         10.84%           $20.500             04/08/07          362,919      907,645

Mark F. Johnson......     10,000(b)          7.23%           $20.500             05/31/06          128,923      326,717
                          20,000(c)          7.23%           $20.500             11/30/05          241,946      605,096

William Glasgow, Jr..     10,000(b)          7.23%           $20.500             05/31/06          128,923      326,717
                          20,000(c)          7.23%           $20.500             11/30/05          241,946      605,096

--------------

(a) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the Company's Common Stock.
(b) Non-qualified, timed-based options granted pursuant to the Company's 1996 Stock Option Plan. Options vest annually in arrears in five equal installments of 20% per year.
(c) Non-qualified, performance-based options granted pursuant to the Parent's 1996 Time Accelerated Restricted Stock Option Plan. These options vest no later than nine years from the date of grant unless accelerated based on the achievement of certain performance criteria.



                  Aggregated Option Exercises and Option Values
             for the Period from March 1, 1997 to February 10, 1998

         The following table provides information on option exercises during the period from March 1, 1997 to February 10, 1998 with respect to the Common Stock of the Company and on the values of the named executive officers' unexercised options at February 10, 1998:

                            Shares                           Number of Securities                  Value of Unexercised
                           Acquired                         Underlying Unexercised                      In-the-Money
                              on            Value           Options at Year-End (#)                    Options at Year-End
        Name                Exercise      Realized      Exercisable        Unexercisable       Exercisable     Unexercisable (a)
----------------------     -----------    ----------    -------------    ------------------    -------------   ------------------
Joe K. Pickett........         0             $0            48,573             239,289           $500,010        $2,922,511

Hugh R. Harris........         0              0            48,573             239,289           500,010         2,922,511

Kevin D. Race.........         0              0            19,431             122,724           200,023         1,722,591

Mark F. Johnson.......         0              0            19,431             107,724           200,023         1,415,091

William Glasgow, Jr...         0              0            19,431             107,724           200,023         1,415,091

-----------

 (a)     Value  of  unexercised   in-the-money   stock  options  represents  the
         difference between the exercise prices of the stock options and the closing price of the Parent's Common Stock on The New York Stock Exchange on February 10, 1998

Employment Contracts and Termination of Employment Arrangements

         Certain of the Company's executive officers including each of the named executive officers are party to employment agreements and/or non-competition agreements with the Company. The Company is therefore contractually obligated to continue to pay such salaries during the executive officer's term of employment with the Company.

         Pursuant to severance agreements with the Company, certain executive officers, including each of the named executive officers, were entitled to severance benefits if he were terminated, or constructively terminated through diminution in job responsibilities or compensation following an acquisition (a "Trigger Event"). If such named executive officer offers to remain in the employ of the Company for one year following any Trigger Event, and is either terminated during the first year or has his job responsibilities or compensation diminished, he is entitled to a severance benefit. The severance benefit will be a lump sum payment in cash equal in the case of each of Messrs. Pickett and Harris to the sum of (i) twice his annual salary in effect at the time of termination, (ii) twice his annual bonus received for the preceding year and
(iii) a pro rata portion of the bonus he would have received for the year in which termination occurs (paid at the time the amount of such bonus would have been determined). The severance benefit for the other named executive officers will be equal to the sum of (i) such officer's annual salary in effect at the time of termination, (ii) his annual bonus received for the year in which termination occurs (paid at the time the amount of such bonus would have been determined). The named executive officers will also receive continued coverage under the Company's medical benefit plans for one year following such termination, or two years following termination in the case of Messrs. Pickett and Harris. Each of the Severance Agreements is for a term of one (1) year which is automatically renewed on April 1 of each year for additional one-year periods unless either the Company or the executive has given notice not later than December 31st of the previous year to the other not to extend the term of the Agreement. If a Trigger Event has occurred during the term of the Severance Agreement, however, the Agreement continues for one (1) year following the closing of the Trigger Event.

         Since the 1998 fiscal year end and the NAB merger, all severance agreements have been canceled.

Historical Executive Compensation

         The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated Executive Officers other than the Chief executive officer whose total annual salary and bonus exceeded $100,000 for all services rendered in all capacities to BancBoston Mortgage Corporation and its subsidiaries for the fiscal year ended December 31, 1995. None of the Company's named executive officers received any compensation from Barnett Mortgage Company during 1995.



                           Summary Compensation Table


                                                                        Long-Term Compensation
                                                                    ------------------------------------------
                                                                         Awards (b)                     Payouts
                                                                      ------------------               -----------
                                                Annual                                             Long-Term
  Name and Principal       Fiscal            Compensation         Restricted       Securities      Incentive
                                         ---------------------      Stock         Underlying         Plan
       Position             Year      Salary(a)   Bonus(a)         Awards            Options       Payouts (c)    Compensation (d)
-----------------------    -------    ----------- ----------    --------------     ------------    ------------ --------------------
Joe K. Pickett.........     1995      $ 287,000   $ 200,000     $ 68,700             9,600          $ 215,156     $ 11,480
    Chairman & CEO

Hugh R. Harris.........     1995        275,000     225,000       42,938             6,000             --           11,000
      President

Charles D. Gilmer......     1995        170,769     155,000         --                 --              --             --
    Director, Risk
      Management

Mark F. Johnson........     1995        190,577     125,000       28,625             4,000             --            7,623
      Director,
 Wholesale/Securities
      Marketing

William Glasgow, Jr....     1995        189,230     125,000       28,625             4,000             --            7,569
    Director, Loan
    Administration

------------

(a) The salary and bonus amounts presented were earned in 1995. The payment of certain such amounts occurred in 1996. The amounts reflected in the table do not include the following bonuses paid to the named executive officers in 1996 in connection with the closing of the acquisition of BancBoston Mortgage Corporation: Mr. Pickett, $50,000; Mr. Harris, $225,000; Mr. Gilmer, $175,000; Mr. Johnson, $200,000; and Mr. Glasgow,
         $200,000.
(b) Involves common stock of BKBC. As of December 31, 1995, the named executive officers held the following number of restricted shares of BKBC common stock having the corresponding year-end market values:

                             As of December 31, 1995

                                     Total Number of            Aggregate
         Name                     Restricted Shares Held      Market Value
                                  ----------------------      ------------
         Joe K. Pickett...........         5,600               $ 259,900

         Hugh R. Harris...........         4,135                 191,244

         Charles D. Gilmer........           --                     --

         Mark F. Johnson..........         1,784                  82,510

         William Glasgow, Jr......         1,700                  78,625

         In connection with the BancBoston Mortgage Corporation acquisition, vesting on all of the restricted stock owned by its employees, including the restricted stock listed above, was accelerated and all prior forfeiture and transferability restrictions thereon were removed.

(c) Represents the dollar value of vested shares of performance restricted stock calculated by multiplying the closing price of BKBC common stock on each vesting date by the number of shares that vested on that date.

(d)      Includes  matching   employer   contributions  and  credits  under  the
         BankBoston   thrift-incentive   plan   and  the   BankBoston   deferred
         compensation plan for the named executive officers.


                               Retirement Benefits

The following table shows the years of service and the estimated annual retirement benefits that are payable at age 65 from BKBC to each of the named executive officers in the form of a single lifetime annuity with an assumed future annual interest rate of 6.3% through 1996 and 5.5% thereafter on each individual's cash balance account:

                          Prior Years of Service      Estimated Annual
        Name                  as of 12/31/95         Retirement Benefit
----------------------    -----------------------    ------------------

Joe K. Pickett........              15                 $   73,883

Hugh R. Harris........              12                     50,676

Charles D. Gilmer.....               2                      2,386

Mark F. Johnson.......              13                     48,616

William Glasgow, Jr..                4                      6,836

         The estimates shown above reflect BankBoston's cash balance formula as of December 31, 1995 (under which credits are made annually to an individual's account at a rate based on the individual's age and years of service), plus any accrued benefits under the prior plan formula. These benefits are provided under a combination of BankBoston's tax-qualified retirement plan and certain supplemental plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table and the paragraphs that follow set for the information with respect to the beneficial ownership of shares of the Company's voting securities as of February 10, 1998 by (i) all shareholders of the Company who own more than 5% of any class of such voting securities; (ii) each director who is a stockholder; (iii) certain executive officers; and (iv) all directors and executive officers as a group, as determined in accordance with Section 13 (d) of the Securities Exchange Act of 1934 and the rules thereunder.

                                                              Amount and Nature of
Name of Beneficial Owner               Title of Class         Beneficial Ownership        Percentage of Class
------------------------               --------------         --------------------        -------------------
BankBoston, N.A.                       Common Stock                   11,461,400                  26.42%
     100 Federal Street
     Boston, MA

Siesta Holdings, Inc.                  Common Stock                   11,461,400                  26.42%
     3800 Howard Hughes
     Parkway, Suite 1560
     Las Vegas, NV

THL (a)                                Common Stock                   8,596,050                   19.82%
     75 State Street
     Boston, MA

Madison Dearborn Capital               Common Stock                   2,865,350                   6.60%
 Partners, L.P.
     Three First National Plaza
     Chicago, IL

Joe K. Pickett                         Common Stock                  126,797 (a)                    *

Hugh R. Harris                         Common Stock                  121,435 (a)                    *

Kevin D. Race                          Common Stock                   48,586 (b)                    *

William Glasgow, Jr.                   Common Stock                   63,955 (b)                    *

Mark F. Johnson                        Common Stock                   68,051 (b)                    *

Thomas M. Hagerty                      Common Stock                   25,194 (c)                    *

David V. Harkins                       Common Stock                   39,661 (d)                    *

All Directors and Executive
Officers as a Group
(18 persons)                           Common Stock                  593,568 (e)                  1.36%

---------------

*    Less than 1%
(a) Includes 48,573 shares currently exercisable under the Parent's stock option plan.
(b) Includes 19,431 shares currently exercisable under the Parent's stock option plan.
(c) Does not include 8,570,856 shares owned by THL, as to which Mr. Hagerty disclaims beneficial ownership.
(d) Does not include 8,556,389 shares owned by THL, as to which Mr. Harkins disclaims beneficial ownership.
(e) Does not include the shares held by THL, MDP, Bank of Boston and Siesta, with which certain directors are affiliated; includes 202,073 shares currently exercisable under the Parent's stock option plan.

         The Company was formed on December 11, 1995, to acquire HomeSide (formerly BancBoston Mortgage Corporation) the mortgage banking subsidiary of BankBoston Corporation. That acquisition was completed on March 15, 1996. On May 31, 1996 the Company acquired HomeSide Holdings, Inc. (formerly Barnett Mortgage Company), the mortgage banking subsidiary of Barnett Banks, Inc. ("Barnett").

         In addition to those shares of capital stock set forth in the preceding table, 97,138 shares of Class C Common Stock (non-voting) of the Company are beneficially owned by Robert Morrissey, constituting 100% of the outstanding Class C Common Stock. Within 180 days of the initial public offering of Common Stock of the Company in January 1997, a holder of Class C Common Stock at a price based upon the average bid prices of the Common Stock for the preceding 20 days. In addition, upon consummation of a merger or sale of substantially all of the assets of the Company, a holder of Class C Common Stock may require the Company to purchase any portion of its shares of Class C Common Stock at an appraised fair market value price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      COMPENSATION COMMITTEE INTERLOCKS AND
                              INSIDER PARTICIPATION

     During the period from March 1, 1997 to February 10, 1998, the members of the Compensation Committee were David V. Harkins, Thomas J. Hollister and Douglas K. Freeman. Mr. Shea, who was an officer of BankBoston Corporation, resigned from the Board of Directors of the Company in October 1997, and was succeeded by Mr. Hollister, an Executive Vice President of BankBoston Corporation. Each of the members of the Compensation Committee is an employee of a Principal Shareholder of the Company.

Amended and Restated Shareholder Agreement

     Each of the Principal Shareholders and certain other stockholders named therein entered into an Amended and Restated Shareholder Agreement with the Company dated May 31, 996 in connection with the acquisition of Barnett Mortgage Company (the "Shareholder Agreement"). The Shareholder Agreement terminated upon the consummation of the January 1997 public offering of Common Stock of the Company, except for provisions pursuant to which the Company has agreed not to enter into transactions with certain affiliated parties except on terms which the Company could have received in comparable arms-length transactions.

Amended and Restated Registration Rights Agreement

     Subject to certain limitations, pursuant to the Amended and Restated Registration Rights Agreement among the Company and the Principal Shareholders dated May 31, 1996, upon the request of (i) holders of shares of Common Stock then held by THL, (ii) BankBoston, (iii) MDP, or (iv) Siesta (provided that no request may be made for registration of securities with an expected aggregate offering price to the public of less than $20,000,000), the Company will use its best efforts to effect the registration of the Common Stock of the Company requested by such stockholder to be registered and the Common Stock of all other holders who have requested registration in connection therewith; provided that the Company is not required to effect more than two registrations pursuant to any request made by any of the foregoing parties. Under certain circumstances, if the Company proposes to register shares of its Common Stock, it will, upon the written request of any stockholder, register such requesting stockholder's Common Stock, subject to pro rata reduction in the event all securities requested to be included in the registrations statement cannot, in the opinion of the managing underwriter, be so included.

Exclusive Marketing Agreements

     HomeSide has entered into a Marketing Agreement dated March 15, 1996 (the "BKBC Marketing Agreement") with BankBoston Corporation ("BKBC") pursuant to which HomeSide and BKBC may market services to HomeSide customers who are also BKBC customers ("BKBC Customers") and other customers of HomeSide. Under this agreement: (a) HomeSide has the exclusive right, subject to certain limitations, to market to all customers any mortgage loan refinancing, (b) HomeSide has the non-exclusive right to market first mortgage loans (other than refinancing) to BKBC Customers and the exclusive right market such loans to other HomeSide customers, (c) HomeSide has the exclusive right to market "other" mortgage loans to customers who are not BKBC Customers, (d) HomeSide has the non-exclusive right, subject to certain limitations, to offer certain "Eligible Products" (mortgage credit insurance, relocation services, title insurance, title search, appraisal services, private mortgage insurance, escrow services, hazard insurance services and certain other products) to BKBC Customers and the exclusive right to offer Eligible Products to other customers, and (e), BKBC has the exclusive right to offer certain banking services to BKBC Customers and the non-exclusive right to offer such services to other customers.

     Under the BKBC Marketing Agreement, BKBC may not engage in a formal program to solicit HomeSide's customers for refinancing.

     The terms of the BKBC Marketing Agreement is the later of: (a) eight years, or (b) the third anniversary of the termination of the Operating Agreement (which has a term of five years). See "--Other BKBC Agreements -- Operating Agreement" below.

     HomeSide has also entered into a marketing Agreement dated May 31, 1996 (the "Barnett Marketing Agreement") with Barnett which is substantially similar to the BKBC Marketing Agreement, except that it governs rights with respect to "Barnett Customers" as defined therein rather than with respect to BKBC Customers.

     HomeSide does not pay any fee or moneys (other than certain reimbursement obligations) to BKBC or Barnett for its marketing and other rights under the BKBC Marketing Agreement or Barnett Marketing Agreement.

Transitional Services Agreements

     Bank Boston and its affiliate banks (the "BKB Banks") and HomeSide entered into a series of Transitional Services Agreement dated March 15, 1996, pursuant to which the BKB Banks agreed to make available to HomeSide, at the BKB Banks' cost, certain corporate services, including travel and relocation, general ledger support, audit, payroll, retirement plans, computer services, disbursement accounting, purchasing, telecommunications/workstation support and human resources. HomeSide also agreed to make available to the BKB Banks, at HomeSide's cost, certain administrative services, including mortgage loan origination support, mortgage loan quality control services, affordable housing loan support and pledged loan support services. For the period from March 1, 1997 to February 10, 1998, HomeSide paid to BKB Banks approximately $5.2 million under such Transitional Services Agreements. For the period from March 16, 1996 to February 28, 1997, HomeSide paid to BKB Banks approximately $2.5 million under such Transitional Services Agreements.

     Barnett and HomeSide entered into a Transitional Services Agreement dated May 31, 1996, pursuant to which Barnett agreed to make available to HomeSide office space and certain corporate services, including finance services, accounting services, purchasing services, benefits and compensation administration, human resources and staffing services and technology services. HomeSide pays Barnett a monthly fee based on rates established under a fee schedule for the different services provided to HomeSide. For the period from March 1, 1997 to February 10, 1998, HomeSide paid to Barnett approximately $0.5 million under such Transitional Services Agreements. For the period from March 16, 1996 to February 28, 1997, HomeSide paid to Barnett approximately $0.9 million under such Transitional Services Agreements.

     The terms of the services provided under the Transitional Services Agreements vary. As a general matter, the services were to be provided to the receiving party until the receiving party no longer requires the services, but in no event later than December 31, 1996. The term was extended to June 30, 1997 with respect to some services.

Other BKBC Agreements

     Operating Agreement

     The BKB Banks and HomeSide have entered into an Operating Agreement, dated March 15, 1996 (the "BKBC Operating Agreement"), which sets forth the parties' roles with respect to new loan originations and servicing rights. With certain exceptions, the BKB Banks are required to sell all mortgage loan production to HomeSide during the term of the BKBC Operating Agreement. In particular, among other things, the BKBC Operating Agreement: (a) describes the mortgage loan products to be purchased by HomeSide from BKB Banks, (b) ensures that the BKB Banks receive the most favorable pricing and service released premiums offered by HomeSide to correspondent lenders, (c) describes HomeSide's customer service levels, (d) sets forth warehouse and pipeline management rights and obligations,
(e) describes the technology  support which the parties  provide to one another,
(f) describes the mortgage loan production and support functions to be provided by the parties, (g) describes the reports and information provided periodically by HomeSide to the BKB Banks, including, but not limited to, risk management, internal performance and management reports, (h) sets forth the penalties to be paid by the BKB Banks for failing to satisfy the buy price expiration dates, (i) describes BKB Banks' mortgage loan repurchase obligations, and (j) restricts HomeSide's ability to sell servicing rights relating to BKB Banks' portfolio mortgage loans.

     The term of the BKBC Operating Agreement is five years. The termination of the BKBC Operating Agreement will not affect HomeSide's right to service mortgage loans serviced prior to the termination date.

Correspondent Loan Purchase and Sale Agreement

     HomeSide and the BKB Banks have also entered into a Correspondent Loan Purchase and Sale Agreement, dated March 15, 1996 (the "BKB Correspondent Loan Purchase Agreement"), which describes the mortgage loans eligible for sale to HomeSide by BKB, and related pricing and delivery requirements for such loans. The BKB Banks receive the most favorable pricing offered by HomeSide to correspondent lenders. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide paid approximately $5.3 million and $4.7 million, respectively to the BKB Banks under the BKB Correspondent Loan Purchase and Sale Agreement. Under certain conditions, the BKB Banks must indemnify HomeSide or repurchase mortgage loans from HomeSide. The agreement provides certain underwriting, appraisal, mortgage insurance and escrow requirements.

     The term of the BKB Correspondent Loan Purchase Agreement is five years but will automatically terminate upon the termination of the Operating Agreement.

PMSR Flow Agreement

     HomeSide and the BKB Banks have entered into a PMSR Flow Agreement dated March 15, 1996, which requires the BKB Banks, subject to certain exceptions, to sell to HomeSide the servicing rights to the BKB Banks' portfolio mortgage loans. The purchase price for the servicing rights is based upon a percentage (which varies depending on the type of loan) of the principal balance of the loan, as may be adjusted based on an independent third party's revaluation. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide paid approximately $1.6 million and $1.3 million, respectively, to the BKB Banks under this PMSR Flow Agreement. The agreement also requires the BKB Banks to provide certain notices to government agencies, flood service providers, insurance carriers and borrowers upon the transfer of servicing rights to HomeSide. The agreement describes the BKB Banks' obligation to prepare and record assignments of mortgage and pay tax, service-related fees and flood service fees. Under certain conditions, the BKB Banks must reimburse the servicing rights purchase price to HomeSide.

     The term of the PMSR Flow Agreement is five years but will automatically terminate upon the termination of the BKBC Operating Agreement.

Mortgage Loan Servicing Agreement

     HomeSide and the BKB Banks have entered into a Mortgage Loan Servicing Agreement dated March 15, 1996 (the "BKBC Servicing Agreement"), which requires HomeSide, subject to certain exceptions, to service the BKB Banks' portfolio mortgage loans. HomeSide is also required to use reasonable efforts to collect mortgage loan payments, to remit principal and interest to the BKB Banks each month and to perform certain default loan administration and foreclosure activities. HomeSide provides additional services for the BKB Banks' private banking clients.

     The servicing fees paid by the BKB Banks to HomeSide are market-based fees consistent with the fees charged by HomeSide to other mortgagees. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 2, 1997, the BKB Banks paid approximately $3.8million and $5.3 million, respectively, to HomeSide under the BKBC Servicing Agreement.

     The term of the BKBC Servicing Agreement is five years. The BKB Banks will not be obligated to deliver portfolio mortgage loan servicing rights to HomeSide upon the termination of the BKBC Operating Agreement. However, the termination of the BKBC Operating Agreement will not affect HomeSide's right to continue servicing the BKB Banks' portfolio loans that are being serviced by HomeSide as of such termination date.

Other Barnett Agreements

    Operating Agreement

     Barnett and HomeSide have entered into an Operating Agreement, dated May 31, 1996 (the "Barnett Operating Agreement"), which sets forth the parties' roles with respect to new loan originations and servicing rights. With certain exceptions, Barnett and its affiliate banks (the "Barnett Banks") are required to sell all mortgage loan production to HomeSide during the term of the Barnett Operating Agreement. In particular, among other things, the Barnett Operating
Agreement: (a) describes the mortgage loan products to be purchased by HomeSide from Barnett Banks, (b) ensures that the Barnett Banks receive the most favorable pricing and servicing released premiums offered by HomeSide to mortgage correspondents, (c) describes HomeSide's customer service levels, (d) sets forth warehousing and pipeline management rights and obligations, (e) describes the technology support which the parties provide to one another, (f) describes the mortgage loan production and support functions to be provided by the parties, (g) describes the reports and information provided periodically by HomeSide to the Barnett Banks, including, but not limited to, risk management, internal performance and management reports, (h) sets forth penalties to be paid by the Barnett Banks for failing to satisfy the buy price expiration dates, (i) describes Barnett Banks' mortgage loan repurchase obligations, and (j) restricts HomeSide's ability to sell servicing rights relating to the Barnett Banks' portfolio mortgage loans.

          Correspondent Loan Purchase Agreement

     HomeSide and Barnett Banks have entered into a Correspondent Loan Purchase Agreement, dated May 16, 1996 (the "Barnett Correspondent Loan Purchase Agreement"), which describes the mortgage loans which are eligible for sale to HomeSide by the Barnett Banks and related pricing and delivery requirements for such loans. The Barnett Banks receive the most favorable pricing offered by HomeSide to other correspondents. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide paid approximately $45.4 million and $27.6 million, respectively to Barnett under the Barnett Correspondent Agreement. Under certain conditions, the Barnett Banks must repurchase mortgage loans for HomeSide. The Barnett Correspondent Loan Purchase Agreement provides certain underwriting, appraisal, mortgage insurance and escrow requirements.


         PMSR Flow Agreement

     HomeSide and the Barnett Banks have entered into a PMSR Flow Agreement dated May 31, 1996 ("PMSR Flow Agreement"), which requires the Barnett Banks, subject to certain exceptions, to sell to HomeSide the servicing rights to the Barnett Banks' portfolio mortgage loans. The purchase price for the servicing rights is based upon a percentage (which varies depending on the type of loan) of the principal balance of the loan, as may be adjusted based on an independent third party's revaluation. For the periods from March 1, 1997 to February 10, 1998 and from March 16, 1996 to February 28, 1997, HomeSide paid approximately $9.5 million and $8.2 million, respectively, to Barnett under this PMSR Flow Agreement. The agreement also requires the Barnett Banks to provide certain notices to government agencies, flood service providers, insurance carriers and borrowers upon the transfer of servicing rights to HomeSide. The agreement describes the Barnett Banks' obligation to prepare and record assignments of mortgage and pay tax, service-related fees and flood service fees. Under certain conditions, the Barnett Banks must reimburse the servicing rights purchase price to HomeSide.

     As a result of NationsBank Corporation's acquisition of Barnett Banks, Inc., the Company agreed to release Barnett from its five year agreement to sell certain of its mortgage loans to HomeSide. In consideration, the Company received the right to purchase $5.0 billion in mortgage servicing rights, an increase in the weighted average servicing fee for Barnett portfolio loans currently serviced, and will receive $3.0 million cash in June 1998.

Mortgage Loan Servicing Agreement

     HomeSide and the Barnett Banks have entered into a Mortgage Loan Servicing Agreement dated as of May 31, 1996 (the "Barnett Servicing Agreement") which requires HomeSide, subject to certain exceptions, to service the Barnett Banks' portfolio mortgage loans. HomeSide is also required to use reasonable efforts to collect mortgage loan payments, to remit principal and interest to the Barnett Banks each month and to perform general ledger reconciliations and other related tasks. HomeSide is also required to perform certain default loan administration and foreclosure activities. HomeSide provides additional services for the Barnett Banks' private banking clients. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, Barnett paid $29.1 million and $23.6 million in servicing fees, respectively.

     Each of the foregoing agreements described under "Certain Relationships and Related Transactions" was entered into in connection with either the acquisition of BancBoston Mortgage Corporation or Barnett Mortgage Company. No additional consideration was paid or received by HomeSide in connection with the execution and delivery thereof.

Management Agreements

     HomeSide agreed to pay the Thomas H. Lee Company, MDP, BankBoston and Barnett pursuant to management agreements entered into in connection with the BancBoston Mortgage Corporation and the Barnett Mortgage Company acquisitions, an annual management fee of $250,000, $83,334, $333,333 and $333,333, respectively. Such management agreements had a term of five years automatically extended for successive one year terms, except either party could terminate the agreement by delivering notice thereof 90 days prior to the end of any such term. The management agreements terminated upon consummation of the January 1997 offering of Common Stock of the Parent.

                              CERTAIN TRANSACTIONS

     As of February 28, 1997, certain members of management owed $1.9 million related to loans granted to purchase shares of the Company's common stock. During the period from March 1, 1997 to February 10, 1998, all related loans were repaid.

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

          3.5 Certificate of Amendment of Certificate of Incorporation of HomeSide, Inc.

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

          10.9(DELTA) PMSR Flow  Agreement  dated as of March 15,  1996  between
                    BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The First national Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

          10.10(DELTA) Mortgage Loan Servicing  Agreement  dated as of March 15,
                    1996 between BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of the First National Bank of Boston, Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

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

          10.14 Amended and Restated Shareholder Agreement dated as of May 31, 1996 among HomeSide Lending, Inc. and the shareholders thereof

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

          10.18 Operating Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.

          10.19(DELTA) Mortgage Loan Servicing Agreement dated as of April, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.

          10.20(DELTA) PMSR  Flow  Agreement  dated as of May 31,  1996  between
                    HomeSide Lending, Inc. and Barnett Banks, Inc.

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

          10.28* Amended and Restated Holdings Guaranty dated as of January 31, 1997 by HomeSide, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.29* Amended and Restated HomeSide Guaranty dated as of January 31, 1997 by HomeSide Lending, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.30* Amended and Restated Subsidiaries Guaranty dated as of January 31, 1997 by each of SWD Properties, Inc., Stockton Plaza, Inc., HomeSide Mortgage Securities, Inc. and Honolulu Mortgage Company, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.31* Amended and Restated BMC Guaranty dated as of January 31, 1997 by HomeSide Holdings, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.32* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.33* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between Honolulu Mortgage Company, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.34* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between HomeSide Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

          10.35* Intercreditor Agreement dated as of May 31, 1996 between HomeSide, Inc., HomeSide Holdings, The Bank of New York, as Trustee, and The Chase Manhattan Bank, as Administrative Agent under the Credit Agreement

          10.36     HomeSide, Inc. Time Accelerated Restricted Stock Option Plan

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

          10.56* Amendment dated as of September 30, 1997 to the Credit Agreement dated as of January 31, 1997

          10.57* Second Amendment dated as of December 31, 1997 to the Credit Agreement dated as of January 31, 1997.

          10.58* Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Joe K. Pickett.

          10.59* Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Hugh R. Harris.

          10.60* Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Kevin D. Race.

          10.61* Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and William Glasgow.

          10.62*    Employment Agreement and Confidentiality and Non-Competition
                    Agreement,   each  dated  October  25,  1997,  each  between
                    HomeSide Lending, Inc., and Mark F. Johnson.

          13        1998 annual Report for HomeSide, Inc.

          21.1*     List of subsidiaries of HomeSide, Inc.

          23.6(a) Consent of Hutchins, Wheeler & Dittmar, A Professional Corporation (included in Exhibit 5.1)

          24.1      Powers of Attorney

          26.0      Excerpts from 1997 and 1998 Annual Report to Stockholders

          26.1 Item 15 of the Company's Registration Statement on form S-1, No. 333-17685

          27.1      Financial Data Schedule

-----------
         * Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s (a wholly-owned subsidiary of the Registrant Registration Statement on Form S-1, Registration No. 333-21193
         (DELTA) Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.


     (b)   Reports on form 8-K

          HomeSide filed no reports on form 8-K for the period from December 1, 1997 to February 10, 1998.

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

                                            HomeSide, Inc.
                                            --------------
                                            (Registrant)


                                            By:  /s/ Joe K. Pickett
                                                 ------------------
                                            Joe K. Pickett
                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                                                        Date
---------                            -----                                                        ----
/s/ Joe K. Pickett
----------------------------         Chairman of the Board, Chief Executive Officer and           May 8, 1998
    Joe K. Pickett                     Director (Principal Executive Officer)

/s/ Hugh R. Harris
----------------------------         President, Chief Operating Officer and Director              May 8, 1998
    Hugh R. Harris

/s/ Kevin D. Race
----------------------------         Vice President and Chief Financial Officer and Treasurer     May 8, 1998
    Kevin D. Race                     (Principal Financial and Accounting Officer)

----------------------------         Director                                                     May 8, 1998
    Thomas M. Hagerty

----------------------------         Director                                                     May 8, 1998
    David V. Harkins

----------------------------         Director                                                     May 8, 1998
    Justin S. Huscher

----------------------------         Director                                                     May 8, 1998
    Peter J. Manning

----------------------------         Director                                                     May 8, 1998
    Kathleen M. McGillycuddy

/s/ Hinton F. Nobles, Jr.
----------------------------         Director                                                     May 8, 1998
    Hinton F. Nobles, Jr.

/s/ Douglas K. Freeman
----------------------------         Director                                                     May 8, 1998
    Douglas K. Freeman

/s/ Charles W. Newman
----------------------------         Director                                                     May 8, 1998
    Charles W. Newman
