Form 10-Q
period 1998-03-31
HOMESIDE INC
filed 1998-05-15
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No. 1-12655

                          HomeSide International, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                      59-3387041
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 8, 1998

Common stock $0.01 par value                                          1
Class C non-voting common stock $1.00 par                          none













                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                                                                                 (Unaudited)           Predecessor
                                                                                                March 31, 1998     February 10, 1998
      ASSETS

      Cash and cash equivalents                                                                   $   14,045           $   32,113

      Mortgage loans held for sale, net                                                            1,597,550            1,292,403

      Mortgage servicing rights, net                                                               1,872,961            1,781,134

      Accounts receivable, net                                                                       312,081              227,294

      Early pool buyout advances                                                                     448,909              374,097

      Premises and equipment, net                                                                     31,595               41,982

      Goodwill                                                                                       708,619                8,870

      Other assets                                                                                    53,263              125,710
                                                                                                 ------------         ------------

      Total Assets                                                                                $5,039,023           $3,883,603
                                                                                                  ============        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Notes payable                                                                               $2,458,747           $2,074,956
      Accounts payable and accrued liabilities                                                       205,209              143,870
      Deferred income taxes                                                                          148,808              175,178
      Long-term debt                                                                                 989,855              900,466
                                                                                                 ------------         ------------

      Total Liabilities                                                                            3,802,619            3,294,470
                                                                                                 ------------         ------------

      Common stock:
           Common stock,  $.01 par value,  119,610,000  shares  authorized and 1 share issued and outstanding after the merger, 43,394,861 shares
               issued and outstanding before the merger                                                    -                  434
           Class C non-voting  common  stock,  $1.00 par value,  195,000  shares authorized, and 0 shares issued and outstanding after the merger,
               97,138 shares issued and outstanding before the merger                                      -                   97
      Additional paid-in capital                                                                   1,230,618              476,846

      Retained earnings                                                                                5,786              111,756


      Total Stockholders' Equity                                                                   1,236,404              589,133
                                                                                                 ------------         ------------

      Total Liabilities and Stockholders' Equity                                                  $5,039,023           $3,883,603
                                                                                                 ============         ============


The accompanying  notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (Dollars in Thousands, Except Share Data)


                                                                                           Predecessor

                                                       For the Period From  For the Period From      For the Period From
                                                       February 11,1998 to  December 1, 1997 to      December 1, 1996 to
                                                       March 31, 1998       February 10, 1998        February 28, 1997
                                                       -------------------  -------------------      -------------------

REVENUES:

Mortgage servicing fees                                    $  64,267            $  85,826                 $  95,871
Amortization of mortgage servicing rights                                                                   (50,090)
                                                             (37,366)             (48,745)
                                                       -----------------    --------------------     -------------------
    Net servicing revenue                                     26,901               37,081                    45,781
Interest income                                               18,290               22,696                    21,277
Interest expense                                             (15,453)             (23,688)                  (26,497)
                                                       -----------------    --------------------     -------------------
    Net interest revenue                                       2,837                 (992)                   (5,220)
    Net mortgage origination revenue                          14,269               26,019                    22,469
Other income                                                     620                  414                       141
                                                       -----------------    --------------------     -------------------
    Total Revenues                                            44,627               62,522                     63,171

EXPENSES:

Salaries and employee benefits                                14,630               16,945                     19,669
Occupancy and equipment                                        2,394                3,558                      3,503
Servicing losses on investor-owned loans
   and foreclosure-related expenses                            1,823                6,294                      4,981
Goodwill amortization                                          4,941                  128                        152
Other expenses                                                 8,195                9,327                     11,983
                                                       -----------------    --------------------     -------------------
    Total Expenses                                            31,983               36,252                     40,288

Income before income taxes and extraordinary  loss            12,644               26,270                     22,883
Income tax expense
                                                               6,858               10,245                      8,750
                                                       -----------------    --------------------     -------------------
Income before extraordinary loss
                                                              5,786                16,025                     14,133
Extraordinary loss                                               -                    -                        6,440
                                                       -----------------    --------------------     -------------------
Net income                                                 $  5,786             $  16,025                   $  7,693
                                                       =================    ====================     ===================


The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (Dollars in Thousands, Except Share Data)

                                                                                           Predecessor

                                                      For the Period        For the Period From      For the Period From
                                                      From February         September 1, 1997        September 1, 1996 to
                                                      11, 1998 to           to                       February 28, 1997
                                                      March 31, 1998        February 10, 1998
                                                      ------------------    --------------------    -----------------------
REVENUES:

Mortgage servicing fees                                 $  64,267               $194,690                     $187,507
Amortization of mortgage servicing rights                 (37,366)              (107,458)                     (98,921)
                                                      ------------------    --------------------    -----------------------
    Net servicing revenue                                  26,901                 87,232                       88,586


Interest income                                            18,290                 51,166                       46,518
Interest expense                                          (15,453)               (51,074)                     (48,818)
                                                      ------------------    --------------------    -----------------------
    Net interest revenue                                    2,837                     92                       (2,300)


Net mortgage origination revenue                           14,269                 46,695                       38,990
Other income                                                  620                    635                          220
                                                      ------------------    --------------------    -----------------------
    Total Revenues                                         44,627                134,654                      125,496


EXPENSES:

Salaries and employee benefits                             14,630                 36,137                       40,319
Occupancy and equipment                                     2,394                  7,820                        6,840
Servicing losses on investor-owned loans
   and foreclosure-related expenses                         1,823                 11,465                        9,938
Goodwill amortization                                       4,941                    283                          304
Other expenses                                              8,195                 19,085                       23,542
                                                      ------------------    --------------------    -----------------------
    Total Expenses                                         31,983                 74,790                       80,943

Income before income taxes and extraordinary loss          12,644                 59,864                       44,553
Income tax expense                                          6,858                 23,347                       17,765
                                                      ------------------    --------------------    -----------------------
Income                                                      5,786                 36,517                       26,788
Extraordinary loss                                             -                      -                         6,440
                                                      ------------------    --------------------    -----------------------
Net income                                               $  5,786              $  36,517                    $  20,348
                                                      ==================    ====================    =======================

The accompanying notes are an integral part of these financial statements.



                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                  Predecessor
                                                                                                  -----------

                                                             For the Period From   For the Period From  For the Period From
                                                             February 11, 1998 to  December 1, 1997 to  December 1, 1996 to
                                                             March 31, 1998        February 10, 1998    February 28, 1997
                                                             --------------------  -----------------    -----------------
CASH FLOWS (USED IN)  PROVIDED BY OPERATING ACTIVITIES:

Net income                                                        $  5,786               $  16,025            $  7,693

Adjustments  to  reconcile  net  income  to net  cash  used
   in  operating activities:
Amortization of mortgage servicing rights                           37,366                  48,745              50,090
Depreciation and amortization                                        5,345                   2,208               2,755
Servicing losses on investor-owned loans                             1,193                   2,099                 730
Deferred income tax expense                                          6,859                   3,838               4,450
Mortgage loans originated and purchased for sale                (2,793,790)             (4,888,432)         (3,422,752)
Proceeds and principal repayments of mortgage loans held         2,434,895               4,632,483           3,718,707
  for sale
Change in accounts receivable                                      (56,462)                 23,330              14,857
Change in other assets and accounts payable and accrued
  liabilities                                                      123,728                 (52,441)              9,082
                                                             ------------------- -------------------- ---------------------
Net cash (used in) provided by operating activities               (235,080)               (212,115)            385,612

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                             (3,549)                 (7,498)             (1,574)
Acquisition of mortgage servicing rights                          (162,259)               (114,789)           (131,441)
Net purchases of (proceeds from) risk management contracts          14,185                  70,248             (53,506)
Purchases of early pool buyout advances                            (74,910)                (62,381)                 -
                                                             ------------------- -------------------- ---------------------
Net cash used in investing activities                             (226,533)               (114,420)           (186,521)

CASH FLOWS PROVIDED BY (USED IN)  FINANCING ACTIVITIES:

Net borrowings from (repayments to) banks                          383,791                 342,307             (192,310)
Issuance of notes payable                                           60,000                      -                    -
Payment of debt issue costs                                           (208)                   (245)              (1,800)
Repayment of long term debt                                            (38)                   (204)             (70,150)
Proceeds from issuance of common stock                                  -                      200              116,677
                                                             ------------------- -------------------- ---------------------
Net cash provided by (used in) financing activities                443,545                 342,058             (147,583)
Net (decrease) increase in cash and cash equivalents               (18,068)                 15,523               51,508
Cash and cash equivalents at beginning of period                    32,113                  16,590                1,183
                                                             ------------------- -------------------- ---------------------
Cash and cash equivalents at end of period                        $ 14,045                $ 32,113            $  52,691
                                                             =================== ==================== =====================

The accompanying notes are an integral part of these financial statements.



                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)
                                                                                               Predecessor

                                                             For the Period      For the Period From  For the Period From
                                                             From                September 1, 1997    September 1, 1996 to
                                                             February 11, 1998   to February 10, 1998 February 28, 1997
                                                             to March 31, 1998

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net income                                                     $          5,786    $          36,517       $        26,788
Adjustments to reconcile net income to net cash used in
  operating activities:
Amortization of mortgage servicing rights                                37,366              107,458                98,921
Depreciation and amortization                                             5,345                5,037                 4,625
Servicing losses on investor-owned loans                                  1,193                5,781                 7,800
Deferred income tax expense                                               6,859               20,758                12,902
Mortgage loans originated and purchased for sale                     (2,793,790)         (11,453,271)           (6,949,760)
Proceeds and principal repayments of mortgage loans held              2,434,895           11,242,236             7,435,327
  for sale
Change in accounts receivable                                           (56,462)             (48,484)              (37,860)
Change in other assets and accounts payable and accrued                 123,728              (73,723)              (56,622)
  liabilities
                                                             ------------------- -------------------- ---------------------
Net cash (used in) provided by operating activities                   (235,080)            (157,691)               542,121

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                 (3,549)             (12,037)               (2,170)
Acquisition of mortgage servicing rights                              (162,259)            (261,387)             (229,620)
Net purchases of (proceeds from) risk management contracts               14,185              218,306              (63,055)
Purchases of early pool buyout advances                                (74,910)
                                                                                             (5,692)                   -
                                                             ------------------- -------------------- ---------------------
Net cash used in investing activities                                 (226,533)             (60,810)             (294,845)

CASH FLOWS PROVIDED BY (USED IN)  FINANCING ACTIVITIES:

Net borrowings from (repayments to) banks                               383,791              206,627             (269,729)
Issuance of notes payable                                                60,000               45,000                    -

Payment of debt issue costs                                               (208)                (886)                   624
Repayment of long term debt                                                (38)                (358)              (70,298)
Proceeds from issuance of common stock                                      -                    200              116,827
                                                             ------------------- -------------------- ---------------------
Net cash provided by (used in) financing activities                     443,545              250,583             (222,576)

Net (decrease) increase in cash and cash equivalents                    (18,068)              32,082                24,700
Cash and cash equivalents at beginning of period                         32,113                   31                27,991
                                                             ------------------- -------------------- ---------------------

Cash and cash equivalents at end of period                       $       14,045     $         32,113       $        52,691
                                                             =================== ==================== =====================


                               The  accompanying  notes are an integral  part of
these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. ("HomeSide" or the "Company"). As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of HomeSide's common stock and HomeSide International, Inc. has become an indirect wholly-owned subsidiary of the National.

     As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period reported according to the Company's prior fiscal year periods. Therefore, the prior year period from December 1, 1997 to February 10, 1998 has been presented in accordance with Regulation 15d-10(e)(4).

     Operating results for the period from February 11, 1998 to March 31, 1998, the predecessor company's period from December 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 10, 1998 of HomeSide International, Inc.

             HomeSide, through its, indirect, wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston") and Barnett Banks, Inc. ("Barnett").

2.  MORTGAGE SERVICING RIGHTS

The rollforward of mortgage servicing rights is as follows (in thousands):

Balance, February 10, 1998      $1,781,134      Balance, November 30, 1997       $1,748,806
Additions                           95,015      Additions                           114,136
Deferred hedge loss                 34,178      Deferred hedge gain                 (33,063)
Amortization                      (37,366)      Amortization                        (48,745)
                              -------------                                   -------------

Balance, March 31, 1998         $1,872,961      Balance, February 10, 199        $1,781,134
                              =============                                   =============

3.  NOTES PAYABLE

       HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At March 31, 1998 and February 28, 1997, $2.4 billion and $1.8 billion, respectively, were outstanding under the credit line. Amounts outstanding at March 31, 1998 and February 28, 1997 under the bank line of credit are comprised of a warehouse credit facility of $1.5 billion and $0.8 billion and a servicing-related credit facility of $0.9 billion and $1.0 billion, respectively. HomeSide established short-term borrowings with National Australia Bank at a maximum capacity of $115 million at interest rates equal to LIBOR. At March 31, 1998, total borrowings from National Australia Bank were $115 million.

       Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. At March 31, 1998, the weighted average interest rate on the amounts borrowed under the bank credit facility was 5.983%, and the weighted average interest rate during the period from February 11, 1998 to March 31, 1998 was 5.986%.

4.  LONG-TERM DEBT

     On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending, Inc. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at March 31, 1998 is $130.0 million. As a result of the merger with the National, a fair value adjustment of $23.4 million is included in the balance of the Parent Notes at March 31, 1998.

        As of March 31, 1998, outstanding medium-term notes issued by HomeSide Lending, Inc. under a $1.5 billion shelf registration statement were as follows (in thousands):

 Issue Date         Outstanding Balance  Stated Interest Rate  Maturity Date

May 20, 1997             $250,000              6.890%          May 15, 2000
June 30, 1997             200,000              6.883%          June 30, 2002
June 30, 1997              40,000              6.820%          July    2, 2001
July 1, 1997               15,000              6.860%          July    2, 2001
July 31, 1997             200,000              6.818%          August 1, 2004
September 15, 1997         45,000              6.770%          September 17,2001
March 19, 1998             60,000              5.688%          March 20, 2000
                        ----------
  Total                  $810,000
                        ==========

       As of March 31, 1998, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the period from February 11, 1998 to March 31, 1998, including the effect of the interest rate swap agreements, was 6.071% . Net proceeds from the issuance were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed under the bank credit facility to fund the early pool buyout program. As a result of the merger with the National, a fair value adjustment of $1.8 million is included in the balance of medium-term notes at March 31, 1998.

          In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. A purchase accounting premium was recorded in connection with HomeSide assuming the mortgage note payable. As a result of the merger with the National, a fair value adjustment of $4.2 million is included in the balance of the mortgage-note payable. The balance of the mortgage payable at March 31, 1998 was $26.5 million.

5.  SUBSEQUENT EVENTS

       On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loans to HomeSide over the next five years. The total purchase consideration is $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of approximately $18.0 billion. The transaction is subject to regulatory approvals and is expected to close in the second calendar quarter of 1998.

         On April 6, 1998,  the Company  signed an  agreement  with  NationsBank
Corporation ("NationsBank") whereby NationsBank agreed to sell HomeSide a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc.

      On April 24, 1998, an additional $125.0 million of 5.788% medium term notes maturing on April 24, 2001 were issued by HomeSide Lending, Inc. under its Shelf Registration Statement. Interest is payable quarterly in arrears on January 24, April 24, July 24 and October 24 of each year, commencing on July 24, 1998. Net proceeds were used for working capital and general corporate purposes.

      Effective April 30, 1998, HomeSide Inc., amended its charter to change its name to HomeSide International, Inc.

      As a result of NationsBank's acquisition of Barnett Banks, Inc., NationsBank and the Company entered into an agreement, subsequently amended, to release Barnett from a five year agreement to sell certain of its mortgage loans to HomeSide. In consideration, the Company received an increase in the weighted average servicing fee for Barnett portfolio loans currently serviced and a cash payment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide International, Inc., through its wholly-owned operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide ranks as the 5th largest originator and the 6th largest servicer in the United States for calendar year 1997 based on data published by Inside Mortgage Finance.

       HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston and BancOne relationships.

      On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of HomeSide's common stock and HomeSide International, Inc. has become an indirect wholly-owned subsidiary of the National.

         As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented.
HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period(s) reported according to the Company's prior fiscal year periods. Therefore, the prior year period from December 1, 1997 to February 10, 1998 has been presented in accordance with Regulation 15d-10(e)(4).

        Operating results for the period from February 11, 1998 to March 31, 1998, the predecessor period from December 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 10, 1998 of HomeSide International, Inc.


  Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicated future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

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

      The  following   information  regarding  loan  production  activities  for
HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the period from February 11, 1998 to March 31, 1998 and the predecessor periods from December 1, 1997 to February 10, 1998, September 1, 1997 to February 10, 1998, December 1, 1996 to February 28, 1997 and September 1, 1996 to February 28, 1997 (in millions):


                           For the Period From  For the Period From  For the Period From  For the Period From   For the Period From
                           February 11, 1998    December 1, 1997 to  December 1, 1996 to  September 1, 1997 to  September 1, 1996 to
                           to March 31, 1998    February 10, 1998    February 28, 1997    February 10, 1998     February 28, 1997
Correspondent                   $2,325               $2,970               $3,021               $6,280                $6,270
Co-issue                         1,488                1,162                2,610                2,907                 4,595
Broker                             372                  290                  300                  609                   468
                               --------             --------             --------             --------              --------
Total wholesale                  4,185                4,422                5,931                9,796                11,333
Direct                              97                   87                  134                  193                   273
                               --------             --------             --------             --------              --------
Total production                 4,282                4,509                6,065                9,989                11,606
Bulk acquisitions                    2                  380                    -                1,465                     -
                               --------             --------             --------             --------              --------
Total production and
     acquisitions               $4,284               $4,889               $6,065              $11,454               $11,606
                               ========             ========             ========             ========              ========



     Total loan production, excluding bulk acquisitions, was $4.3 billion for the period from February 11, 1998 to March 31, 1998 compare to $4.5 billion for the predecessor period from December 1, 1997 to February 10, 1998 compared to $6.1 billion for the predecessor period from December 1, 1996 to February 28, 1997. Loan production for the predecessor period from September 1, 1997 to February 10, 1998, excluding bulk acquisitions, totaled $10.0 billion while loan production for the predecessor period from September 1, 1996 to February 28, 1997, excluding bulk acquisitions, totaled $11.6 billion. Production increases were primarily due to growth in HomeSide's correspondent lending and broker channels. HomeSide also made bulk servicing acquisitions of $2.0 million during the period from February 11, 1998 to March 31, 1998 compared to $380 million for the predecessor period from December 1, 1997 to February 10, 1998 and $1.5 billion during the predecessor period from September 1, 1997 to February 10, 1998.

     HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide has announced an alliance with a sub-prime mortgage lender, which allows HomeSide to offer additional mortgage-related products to the production network. HomeSide then sells the loans, servicing released, to its strategic partners. The subprime lending unit began operations in January 1998.

       On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loans to HomeSide over the next five years. The total purchase consideration is $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of approximately $18.0 billion. The transaction is subject to regulatory approvals and is expected to close in the second calendar quarter of 1998.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $100 billion, HomeSide services the loans of approximately
1.2 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the period from February 11, 1998 to March 31, 1998 and the predecessor period from December 1, 1997 to February 10, 1998, September 1, 1997 to February 10, 1998, December 1, 1996 to February 28, 1997 and September 1, 1996 to February 28, 1997 (in millions):


                         For the Period From  For the Period From   For the Period From   For the Period From   For the Period From
                         February 11, 1998    December 1, 1997      December 1, 1996      September 1, 1997     September 1, 1996
                         to March 31, 1998    to February 10, 1998  to February 28, 1997  to February 10, 1998  to February 28, 1997
Balance at beginning of
     period                     $99,956              $98,868               $88,706               $96,554               $85,835
Additions                         4,284                4,920                 6,064                11,454                11,308
Scheduled amortization              320                  438                   576                   973                 1,093
Prepayments                       3,833                3,244                 1,674                 6,403                 3,203
Foreclosures                        129                  150                   141                   370                   247
Sales of servicing                   40                    -                 2,187 (a)               306                 2,408
                               ---------            ---------             ---------             ---------             ---------
     Total reductions             4,322                3,832                 4,578                 8,052                 6,951
                               =========            =========             =========             =========             =========
Balance at end of period        $99,918              $99,956               $90,192               $99,956               $90,192
                               =========            =========             =========             =========             =========

(a) Includes $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company.

      The number of loans serviced at March 31, 1998 was 1,182,913 compared to 1,087,336 at February 28, 1997. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide to double the number of loans serviced on a single system. Over half of the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of calendar year 1998.


Results of Operations

For the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from December 1, 1997 to February 10, 1998 and the predecessor period from December 1, 1996 to February 28, 1997

   Summary


     HomeSide's net income was $5.8 million for the period from February 11, 1998 to March 31, 1998 compared to $16.0 million for the predecessor period from December 1, 1997 to February 10, 1998 and $7.7 million for the predecessor period from December 1, 1996 to February 28, 1997. Total revenues for the period from February 11, 1998 to March 31, 1998 were $44.6 million compared to $62.5 million for the predecessor period from December 1, 1997 to February 10, 1998 and $63.2 million for the predecessor period from December 1, 1996 to February 28, 1997. The increases on an annualized basis in net income and revenues for the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from December 1, 1997 to February 10, 1998 and the predecessor period from December 1, 1996 to February 28, 1997 were primarily attributable to increases in net servicing revenue, net mortgage origination revenue, and net interest revenue. Total expenses increased on an annualized basis as a result of amortization expense of $4.9 million related to the goodwill associated with the merger with the National (see Note 1). The increase in net servicing revenue on an annualized basis was mainly a result of a $9.8 billion increase in the servicing portfolio to $100.0 billion at March 31, 1998 from $90.2 billion at February 28, 1997. Net mortgage origination revenue increased on an annualized basis due to loan production volume increases. Net interest revenue increased on an annualized basis primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $26.9 million for the period from February 11, 1998 to March 31, 1998 compared to $37.1 million for the predecessor period from December 1, 1997 to February 10, 1998 and $45.8 million for the predecessor period from December 1, 1996 to February 28, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees totaled $64.3 million for the period from February 11, 1998 to March 31, 1998 compared to $85.8 million for the predecessor period from December 1, 1997 to February 10, 1998 and $95.9 million for the predecessor period from December 1, 1996 to February 28, 1997. The servicing portfolio increased to $100.0 billion at March 31, 1998 compared to $90.2 billion at February 28, 1997, an 11% increase. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.82% at March 31, 1998, 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.463% for the period from February 11, 1998 to March 31, 1998, 0.444% for the predecessor period from December 1, 1997 to February 10, 1998, and 0.423% for the predecessor period from December 1, 1996 to February 28, 1997, respectively. The increase in the weighted average servicing fee was due to growth of ancillary revenues including late fees and other mortgage-related products and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense was $37.4 million for the period from February 11, 1998 to March 31, 1998 compared to $48.7 million for the predecessor period from December 1, 1997 to February 10, 1998 and $50.1 million for the predecessor period from December 1, 1996 to February 28, 1997. Amortization expense increased on an annualized basis mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 0.59% in average mortgage interest rates from February 28, 1997 to March 31, 1998.

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

      Net interest revenue totaled $2.8 million for the period from February 11, 1998 to March 31, 1998 compared to ($1.0) million for the predecessor period from December 1, 1997 to February 10, 1998 and ($5.2) million for the predecessor period from December 1, 1996 to February 28, 1997. Increases in net interest revenue were primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. HomeSide's primary operating subsidiary, HomeSide Lending, Inc. has issued a total of $810.0 million of medium-term notes to the public market at an average cost of 6.071% as of March 31, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $14.3 million for the period from February 11, 1998 to March 31, 1998 compared to $26.0 million for the predecessor period from December 1, 1997 to February 10, 1998 and $22.5 million for the predecessor period from December 1, 1996 to February 28, 1997. The increase in net mortgage origination revenue on an annualized basis reflects an increase in loan production volumes, primarily through HomeSide's correspondent lending and broker channels, and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $14.6 million for the period from February 11, 1998 to March 31, 1998 compared to $16.9 million for the predecessor period from December 1, 1997 to February 10, 1998 and $19.7 million for the predecessor period from December 1, 1996 to February 28, 1997. The average number of full-time equivalent employees was 1,968 for the period from February 11, 1998 to March 31, 1998 compared to 1,891 for the predecessor period from December 1, 1997 to February 10, 1998 and 1,689 for the predecessor period from December 1, 1996 to February 28, 1997.

   Occupancy and Equipment Expense

     Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the period from February 11, 1998 to March 31, 1998 was $2.4 million compared to $3.6 million for the predecessor period from December 1, 1997 to February 10, 1998 and $3.5 million for the predecessor period from December 1, 1996 to February 28, 1997. The increase in expense on an annualized basis was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

     The servicing losses on investor-owned loans and foreclosure-related expenses totaled $1.8 million for the period from February 11, 1998 to March 31, 1998 compared to $6.3 million for the predecessor period from December 1, 1997 to February 10, 1998 and $5.0 million for the predecessor period from December 1, 1996 to February 28, 1997. The decrease was due to the implementation of the early pool buyout program.


      Included in the balance of accounts payable and accrued liabilities at March 31, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                     At          Predecessor At
                                               March 31, 1998  February 28, 1997
Servicing Portfolio Delinquencies,
     excluding bankruptcies (at end of period)
          30 days                                   3.20%             3.27%
          60 days                                   0.67%             0.69%
          90+ days                                  0.61%             0.54%
                                                   =======           =======
               Total past due                       4.48%             4.50%
                                                   =======           =======
          Foreclosures pending                      0.80%             0.72%
                                                   =======           =======


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

     Other expenses were $8.2 million for the period from February 11, 1998 to March 31, 1998 compared to $9.3 million for the predecessor period from December 1, 1997 to February 10, 1998 and $12.0 million for the predecessor period from December 1, 1996 to February 28, 1997. The increase in other expenses on an annualized basis was primarily due to expenses associated with the growing mortgage servicing portfolio.


   Income Tax Expense

     HomeSide's income tax expense was $6.9 million for the period from February 11, 1998 to March 31, 1998 compared to $10.2 million the predecessor period from December 1, 1997 to February 10, 1998 and $8.8 million for the predecessor period from December 1, 1996 to February 28, 1997. The effective income tax rate for the period from February 11, 1998 to March 31, 1998 was 54% compared to 39% for the predecessor period from December 1, 1997 to February 10, 1998 and 38% for the predecessor period from December 1, 1996 to February 28, 1997, due to the tax effects of goodwill as a result of the merger with the National.

Results of Operations

For the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from September 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1996 to February 28, 1997

   Summary

     HomeSide's net income was $5.8 million for the period from February 11, 1998 to March 31, 1998 compared to $36.5 million for the predecessor period from September 1, 1997 to February 10, 1998 and $20.3 million for the predecessor period from September 1, 1996 to February 28, 1997. Total revenues for the period from February 11, 1998 to March 31, 1998 were $44.6 million compared $134.7 million for the predecessor period from September 1, 1997 to February 10, 1998 and $125.5 million for the predecessor period from September 1, 1996 to February 28, 1997. The increases on an annualized basis in net income and revenues for the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from September 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1996 to February 28, 1997 were primarily attributable to increases in net servicing revenue, net mortgage origination revenue, and net interest revenue. Total expenses increased on an annualized basis as a result of amortization expense related to the goodwill associated with the merger with the National (see Note 1). The increase in net servicing revenue on an annualized basis was mainly a result of a $9.8 billion increase in the servicing portfolio to $100.0 billion at March 31, 1998 from $90.2 billion at February 28, 1997. Net mortgage origination revenue increased on an annualized basis due to loan production volume increases. Net interest revenue increased on an annualized basis primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $26.9 million for the period from February 11, 1998 to March 31, 1998 compared to $87.2 million for the predecessor period from September 1, 1997 to February 10, 1998 and $88.6 million for the predecessor period from September 1, 1996 to February 28, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

     Mortgage servicing fees totaled $64.3 million for the period from February 11, 1998 to March 31, 1998 compared to $194.7 million for the predecessor period from September 1, 1997 to February 10, 1998 and $187.5 million for the predecessor period from September 1, 1996 to February 28, 1997. The servicing portfolio increased to $100.0 billion at March 31, 1998 compared to $90.2 billion at February 28, 1997, an 11% increase. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.82% at March 31, 1998, 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The
weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.463% for the period from February 11, 1998 to March 31, 1998 compared to 0.451% for the predecessor period from September 1, 1997 to February 10, 1998 and 0.421% for the predecessor period from September 1, 1996 to February 28, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues including late fees and other mortgage-related products and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense was $37.4 million for the period from February 11, 1998 to March 31, 1998 compared to $107.4 million for the predecessor period from September 1, 1997 to February 10, 1998 and $98.9 million for the predecessor period from September 1, 1996 to February 28, 1997. The amortization expense increased on an annualized basis mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 0.59% in average mortgage interest rates from February 28, 1997 to March 31, 1998.

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

      Net interest revenue totaled $2.8 million for the period from February 11, 1998 to March 31, 1998 compared to $0.09 million for the predecessor period from September 1, 1997 to February 10, 1998 and ($2.3) million for the predecessor period from September 1, 1996 to February 28, 1997. Increases in net interest revenue on an annualized basis were primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. HomeSide's primary operating subsidiary, HomeSide Lending, Inc. has issued a total of $810.0 million of medium-term notes to the public market at an average cost of 6.071% as of March 31, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $14.3 million for the period from February 11, 1998 to March 31, 1998 compared to $46.7 million for the predecessor period from September 1, 1997 to February 10, 1998 and $39.0 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase in net mortgage origination revenue on an annualized basis reflects an increase in loan production volumes, primarily through HomeSide's correspondent lending and broker channels, and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $14.6 million for the period from February 11, 1998 to March 31, 1998 compared to $36.1 million for the predecessor period from September 1, 1997 to February 10, 1998 and $40.3 million for the predecessor period from September 1, 1996 to February 28, 1997. The average number of full-time equivalent employees was 1,968 for the period from February 11, 1998 to March 31, 1998 compared to 1,848 for the predecessor period from September 1, 1997 to February 10, 1998 and 1,698 for the predecessor period from September 1, 1996 to February 28, 1997.

   Occupancy and Equipment Expense

     Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense was $2.4 million for the period from February 11, 1998 to March 31, 1998 compared to $7.8 million for the predecessor period from September 1, 1997 to February 10, 1998 and $6.8 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase in expense on an annualized basis was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

     Servicing losses on investor-owned loans and foreclosure-related expenses totaled $1.8 million for the period from February 11, 1998 to March 31, 1998 compared to $11.5 million for the predecessor period from September 1, 1997 to February 10, 1998 and $9.9 million for the predecessor period from September 1, 1996 to February 28, 1997. The decrease was due to the implementation of the early pool buyout program.


      Included in the balance of accounts payable and accrued liabilities at March 31, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                     At          Predecessor At
                                               March 31, 1998  February 28, 1997
Servicing Portfolio Delinquencies,
     excluding bankruptcies (at end of period)
          30 days                                   3.20%             3.27%
          60 days                                   0.67%             0.69%
          90+ days                                  0.61%             0.54%
                                                   =======           =======
               Total past due                       4.48%             4.50%
                                                   =======           =======

          Foreclosures pending                      0.80%             0.72%
                                                   =======           =======


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

     Other expenses were $8.2 million for the period from February 11, 1998 to March 31, 1998 compared to $19.1 million the predecessor period from September 1, 1997 to February 10, 1998 and $23.5 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase in other expenses on an annualized basis was primarily due to expenses associated with the growing mortgage servicing portfolio.


   Income Tax Expense

     HomeSide's income tax expense was $6.9 million for the period from February 11, 1998 to March 31, 1998 compared to $23.3 million for the predecessor period from September 1, 1997 to February 10, 1998 and $17.8 million for the predecessor period from September 1, 1996 to February 28, 1997. The effective income tax rate for the period from February 11, 1998 to March 31, 1998 was 54% compared to 39% for the predecessor period from September 1, 1997 to February 10, 1998 and 40% for the predecessor period from September 1, 1996 to February 28, 1997, due to the tax effects of goodwill as a result of the merger with the National.

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

     During the period from February 11, 1998 to March 31, 1998, HomeSide utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

     These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred and applied as an adjustment to the basis of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide's hedging activity can be measured by the correlation between changes in the value of the risk management instruments and changes in the value of HomeSide's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During the periods presented, HomeSide has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management contracts. However, in periods of rising interest rates, the increase in values of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on the options is limited to the premium paid.

     During the period from February 11, 1998 to March 31, 1998, deferred gains and losses on risk management contracts resulted in net deferred hedge loss of $33.1 million. As of March 31, 1998, net deferred gains of $6.4 million are included in the carrying value of mortgage servicing rights. The increase in the estimated fair value of the mortgage servicing rights approximated the net losses on risk management contracts for this period. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at March 31, 1998 was ($14.7) million, which was equal to their carrying amount because they are marked-to-market at each reporting date.


Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

Operations
     Net cash used in operations for the period from February 11, 1998 to March 31, 1998 was $235.1 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

Investing
     Net cash used in investing activities was $226.5 million for the period from February 11, 1998 to March 31, 19987. Cash used in investing activities was for the purchase and origination of mortgage servicing rights and for funding the early pool buyout program. These uses of cash were offset by net proceeds from risk management contracts. Other assets decreased $72.4 million to $53.3 million at March 31, 1998 from $125.7 million at February 11, 1998 primarily as a result of a decrease in HomeSide's hedge assets. Early pool buyout advances totaled $448.9 million at March 31, 1998. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. Except for the Banc One acquisition (see Note 5), HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur. HomeSide will fund the Banc One acquisition under existing medium-term note borrowing capacity.


Financing
   Net cash provided by financing activities was $443.5 million for the period from February 11, 1998 to March 31, 1998. The primary source of cash from financing activities during the period from February 11, 1998 to March 31, 1998 was $60.0 million from the issuance of medium-term notes and net borrowings of $383.8 million from HomeSide's line of credit.

    During the period from February 11, 1998 to March 31, 1998, net cash used in operations was $235.1 million, net cash used in investing activities was $226.5 million and net cash provided by financing activities was $443.5 million, resulting in a net decrease in cash of $18.1 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

Year 2000 Compliance

     HomeSide uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by HomeSide, software and systems purchased from outside vendors and software and systems used by HomeSide's third party providers. HomeSide has initiated a review and assessment of all hardware and software to determine whether it will function properly in the Year 2000. It is anticipated that some level of modification or replacement of hardware and software will be necessary in order to make HomeSide's systems "Year 2000 Compliant." HomeSide presently estimates these remediation costs to total approximately $15.0 million. Remediation costs are expected to be expensed as incurred, with the exception of new software purchases, which will be capitalized. The Company has not incurred significant remediation costs prior to March 31, 1998. Year 2000 remediation costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. In addition, HomeSide has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within HomeSide's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on HomeSide's results of operations.


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


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

              Number       Description
                  27       Financial Data Schedule
    (b) Reports on form 8-K

         HomeSide filed a report on Form 8-K dated February 25, 1998, Items 1 and 7, including Unaudited Consolidated Pro Forma Balance Sheet and Income Statements. HomeSide filed reports on form 8-K dated April 3, 1998, April 15, 1998 and May 8, 1998, each on Item 5.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HomeSide International, Inc.
                          (Registrant)

Date: March 15, 1998      By:   /s/Joe K. Pickett
                                -----------------
                                   Joe K. Pickett
                          Chairman of the Board, Chief Executive Officer
                               and Director (Principal Executive Officer)

Date: March 15, 1998      By:  /s/Kevin D. Race
                               ----------------
                                  Kevin D. Race
                          Vice President, Chief Financial Officer and Treasurer
                          (Principal Financial and Accounting Officer)