Form 10-Q
period 1998-06-30
HOMESIDE INC
filed 1998-08-14
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                          Outstanding at
                                                         August 14, 1998

Common stock $0.01 par value                                   1
Class C non-voting common stock $1.00 par value               none

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                                                                           (Unaudited)          Predecessor
                                                                                         June 30, 1998         February 10, 1998
                                                                                         -------------         -----------------
      ASSETS

      Cash and cash equivalents                                                           $       17,387         $       32,113
      Mortgage loans held for sale, net                                                        1,324,546              1,292,403
      Mortgage servicing rights, net                                                           1,988,085              1,781,134
      Accounts receivable, net                                                                   288,953                227,294
      Early pool buyout advances                                                                 523,139                374,097
      Premises and equipment, net                                                                 36,909                 41,982
      Goodwill                                                                                   713,399                  8,870
      Other assets                                                                               107,429                125,710
                                                                                      -------------------      -------------------
      Total Assets                                                                        $    4,999,847         $    3,883,603
                                                                                      ===================      ===================

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Notes payable                                                                       $   2,025,400          $    2,074,956
      Accounts payable and accrued liabilities                                                  223,211                 143,870
      Deferred income taxes                                                                     160,888                 175,178
      Long-term debt                                                                          1,339,733                 900,466
                                                                                      -------------------      -------------------
      Total Liabilities                                                                   $   3,749,232          $    3,294,470
                                                                                      -------------------      -------------------

      Common stock:
           Common stock,  $.01 par  value,  100  shares  authorized  and 1 share issued  and  outstanding  after the  merger,  119,610,000  shares authorized and 43,394,861 shares issued and outstanding before the
               merger                                                                             -                         434
           Class C non-voting common stock, $1.00 par value, 195,000 shares authorized, and 0 shares issued and outstanding after the merger,
               97,138 shares issued and outstanding before the merger                             -                          97
      Additional paid-in capital                                                              1,230,618                 476,846
      Retained earnings                                                                          19,997                 111,756
                                                                                      -------------------      -------------------
      Total Stockholder's Equity                                                              1,250,615                 589,133
                                                                                      -------------------      -------------------
      Total Liabilities and Stockholder's Equity                                          $   4,999,847          $    3,883,603
                                                                                      ===================      ===================

The accompanying notes are an integral part of these financial statements.



                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                                           Predecessor                                 Predecessor
                                                      For the Three        For the Three      For the Period From      For the Six
                                                      Months Ended         Months Ended        February 11, 1998       Months Ended
                                                      June 30, 1998        May 31, 1997        to June 30, 1998        May 31, 1997
                                                    -----------------    -----------------    -------------------    ---------------

REVENUES:

Mortgage servicing fees                                     $118,334            $ 99,824               $182,601        $195,695
Amortization of mortgage servicing rights                   (74,476)             (48,206)              (111,842)        (98,296)
                                                    -----------------    -----------------    -------------------    ---------------
    Net servicing revenue                                    43,858               51,618                 70,759          97,399

Interest income                                              39,003               19,242                 57,293          40,519
Interest expense                                            (29,793)             (22,104)               (45,246)        (48,601)
                                                    -----------------    -----------------    -------------------    ---------------
    Net interest revenue                                      9,210               (2,862)                12,047          (8,082)

Net mortgage origination revenue                             34,341               17,926                 48,610          40,395
Other income                                                  8,783                  776                  9,403             917
                                                    -----------------    -----------------    -------------------    ---------------
    Total Revenues                                           96,192               67,458                140,819         130,629


EXPENSES:

Salaries and employee benefits                               29,381               19,736                 44,011          39,405
Occupancy and equipment                                       5,006                3,806                  7,400           7,309
Servicing losses on investor-owned loans
   and foreclosure-related expenses                           8,387                4,752                 10,210           9,733
Goodwill amortization                                         8,919                  164                 13,860             316
Other expenses                                               15,498                9,273                 23,694          21,256
                                                    -----------------    -----------------    -------------------    ---------------
    Total Expenses                                           67,191               37,731                 99,175          78,019
Income before income taxes and extraordinary  loss           29,001               29,727                 41,644          52,610
Income tax expense                                           14,789               11,594                 21,647          20,344
                                                    -----------------    -----------------    -------------------    ---------------
Income before extraordinary loss                             14,212               18,133                 19,997          32,266
Extraordinary loss                                              -                    -                      -             6,440
                                                    -----------------    -----------------    -------------------    ---------------
Net income                                                 $ 14,212             $ 18,133                $19,997         $25,826
                                                    =================    =================    ===================    ===============


The accompanying notes are an integral part of these financial statements.


                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                 Predecessor                           Predecessor
                                                              For the Three      For the Three    For the Period       For the Six
                                                               Months Ended      Months Ended     February 11, 1998    Months Ended
                                                              June 30, 1998      May 31, 1997     to June 30, 1998     May 31, 1997
                                                              -------------      -------------    -----------------    -------------

CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

Net income                                                       $14,212            $18,133           $ 19,997           $25,826

Adjustments to reconcile net income to net cash provided
by operating activities:
  Amortization of mortgage servicing rights                       74,476             48,206            111,842            98,296
  Depreciation and amortization                                   10,340              2,608             15,685             5,363
  Servicing losses on investor-owned loans                         3,954              3,183              5,147             3,913
  Deferred income tax expense                                     12,080             11,594             18,939            16,044
  Origination and purchase of loans held for sale, net of        273,004             (1,115)           (85,891)          294,840
    repayments
  Change in accounts receivable                                   32,633            (46,235)           (23,829)          (31,378)
  Change in other assets and accounts payable and accrued
    liabilities                                                  (41,177)            (5,915)            82,885             3,167
                                                              -------------      -------------    ----------------     -------------
Net cash provided by operating activities                        379,522             30,459            144,775           416,071

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                           (6,081)            (3,763)            (9,963)           (5,337)
Acquisition of mortgage servicing rights                        (137,442)          (120,060)          (299,701)         (251,501)
Net proceeds from (purchases of) risk management contracts       128,930            (29,645)           143,115           (83,151)
Purchases of early pool buyout advances                          (74,230)              -              (149,140)             -
Acquisition of Banc One Mortgage servicing assets               (201,000)              -              (201,000)             -
                                                              -------------      -------------    ----------------     -------------
Net cash used in investing activities                           (289,823)          (153,468)          (516,689)         (339,989)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net repayments to banks                                         (433,347)          (161,069)         (49,556)           (353,379)
Issuance of notes payable                                        350,000                             410,000             250,000
                                                                                    250,000
Payment of debt issue costs                                       (2,888)            (1,687)          (3,096)             (3,487)
Repayment of long term debt                                         (122)              (151)            (160)            (70,301)
Proceeds from issuance of common stock                                -                  -                -              116,677
                                                              -------------      -------------    ----------------     -------------
Net cash (used in) provided by financing activities              (86,357)            87,093          357,188             (60,490)
Net increase (decrease) in cash and cash equivalents               3,342            (35,916)         (14,726)             15,592
Cash and cash equivalents at beginning of period                  14,045             52,691           32,113               1,183
                                                              -------------      -------------    ----------------     -------------
Cash and cash equivalents at end of period                       $17,387            $16,775          $17,387             $16,775
                                                              =============      =============    ================     =============
Supplemental disclosure of cash flow information:
Interest paid                                                    $35,002            $25,932          $48,605             $49,364
Income taxes paid                                                 $2,657                 $2           $2,657                  $2


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

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. ("HomeSide" or the "Company"). As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998 and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National.

     As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period reported according to the predecessor company's prior fiscal year periods.

     Operating results for the three months ended June 30, 1998, the period from February 11, 1998 to June 30, 1998 and the predecessor's three and six months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 10, 1998 of HomeSide International, Inc.

     HomeSide, through its indirect, wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston") and Barnett Banks, Inc.("Barnett").

2.  MORTGAGE SERVICING RIGHTS

The rollforward of mortgage servicing rights is as follows (in thousands):

Balance, February 10, 1998                   $1,781,134
Additions                                       423,945
Deferred hedge gain                            (105,152)
Amortization                                   (111,842)
                                         ----------------

Balance, June 30, 1998                       $1,988,085
                                         ================


3.  NOTES PAYABLE

       HomeSide Lending borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide Lending, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide Lending's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide Lending, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide Lending's assets. HomeSide Lending is in compliance with all requirements included in the credit agreement. At June 30, 1998 and February 10, 1998, $0.2 billion and $2.1 billion, respectively, were outstanding under the credit line. The amount outstanding at June 30, 1998 under the bank line of credit is comprised of a warehouse credit facility of $0.2 billion. The amount outstanding at February 10, 1998 is made up of a warehouse credit facility of $1.2 billion and a servicing-related credit facility of $0.9 billion.

       Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Lending's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. At June 30, 1998, the weighted average interest rate on the amounts borrowed under the bank credit facility was 5.916%, and the weighted average interest rate during the period from February 11, 1998 to June 30, 1998 was 5.997%.

        On June 23, 1998, HomeSide Lending entered into an unsecured revolving credit facility with the National pursuant to which it can borrow up to $2.1 billion, subject to any lending limitations imposed by regulatory authorities. As of June 23, 1998, regulations limited the National's ability to lend funds to HomeSide Lending, its non-bank affiliate, to approximately $1.8 billion. The interest rates on these borrowings are equal to 30 day LIBOR. At June 30, 1998, total borrowings from National Australia Bank were $1.8 billion with a weighted average interest rate of 5.981%.

4.  LONG-TERM DEBT

      On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at June 30, 1998 is $130.0 million. The balance of the Parent Notes at June 30, 1998, including the fair value adjustment resulting from the merger with the National, was $153.4 million.

        As of June 30, 1998, outstanding medium-term notes issued by HomeSide Lending under a $1.5 billion shelf registration statement were as follows (in thousands):

Issue Date          Outstanding Balance   Coupon Rate       Maturity Date

May 20, 1997           $   250,000           6.875%         May 15, 2000
June 30, 1997              200,000           6.875%         June 30, 2002
June 30, 1997               40,000           6.820%         July 2, 2001
July 1, 1997                15,000           6.860%         July 2, 2001
July 31, 1997              200,000           6.750%         August 1, 2004
September 15, 1997          45,000           6.770%         September 17, 2001
March 19, 1998              60,000          5.6875%         March 20, 2000
April 23, 1998             125,000          5.7875%         April, 24, 2001
May 22, 1998               225,000          6.200%          May 15, 2003
                   -------------------
  Total                $ 1,160,000
                   ===================

      As of June 30, 1998, $850.0 million of the outstanding, fixed rate medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the quarter ended June 30, 1998 and period from February 11, 1998 to June 30, 1998, including the effect of the interest rate swap agreements, was 6.07% and 6.02%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund the Banc One acquisition (see Note 5). The balance of the medium-term notes at June 30, 1998, including the fair value adjustment resulting from the merger with the National, was $1.2 billion.

          In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. A purchase accounting premium was recorded in connection with HomeSide assuming the mortgage note payable. The balance of the mortgage payable at June 30, 1998, including the fair value adjustments resulting from the merger with the National, was $24.5 million.

5.  ACQUISITIONS

         On April 1, 1998, HomeSide Lending entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide Lending and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loan production to HomeSide Lending over the next five years. The total purchase consideration for the mortgage servicing assets was $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of $16.6 billion. The transaction closed on June 5, 1998 and was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

         On April 6, 1998, HomeSide Lending signed an agreement with NationsBank Corporation ("NationsBank") whereby NationsBank agreed to sell HomeSide Lending a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc. The transaction closed on May 29, 1998. The excess of the aggregate purchase price over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

6.    NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized assets, liability or forecasted transaction or
(c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This statement is effective for fiscal quarters beginning after June 15, 1999. Management has not yet determined the impact of this statement on the presentation of the financial statements of HomeSide.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide International, Inc., through its wholly-owned operating subsidiary HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 5th largest originator and the 6th largest servicer in the United States for calendar year 1997 based on data published by Inside Mortgage Finance.

       HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston and Banc One relationships.

      On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National.

         As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented.
HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the periods reported according to the predecessor company's prior fiscal year periods. Therefore, the prior three and six months ended May 31, 1997 have been presented in accordance with Regulation 15d-10(e)(4).

        Operating results for the three months ended June 30, 1998, the period from February 11, 1998 to June 30, 1998, and the predecessor three and six months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 10, 1998 of HomeSide International, Inc.

  Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

   Loan Production Activities

      As a multi-channel loan production lender, HomeSide Lending has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. By focusing on production channels with a variable cost structure, HomeSide Lending eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost origination overhead, HomeSide is well positioned to weather a variety of interest rate environments.

      The following information regarding loan production activities for HomeSide Lending is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended June 30, 1998, the period from February 11, 1998 to June 30, 1998 and the predecessor company's three and six months ended May 31, 1997 (in millions):

                                                                  Predecessor                              Predecessor
                                             For the Three       For the Three     For the Period          For the Six
                                              Months Ended       Months Ended      February 11, 1998       Months Ended
                                             June 30, 1998       May 31, 1997      to June 30, 1998        May 31, 1997
                                             -------------       ------------      ----------------        ------------

Correspondent                                   $    4,264          $   3,222          $    6,589           $    6,243
Co-issue                                             1,139              1,191               2,627                3,801
Broker                                                 709                389               1,081                  689
                                               ------------        -----------         -----------         ------------
  Total wholesale                                    6,112              4,802              10,297               10,733
Direct                                                 255                 69                 352                  203
                                               ------------        -----------         -----------         ------------
  Total production                                   6,367              4,871              10,649               10,936
Bulk acquisitions                                   17,143                501              17,145                  501
                                               ------------        -----------         -----------         ------------
  Total production and acquisitions              $  23,510          $   5,372           $  27,794            $  11,437
                                               ============        ===========         ===========         ============


      Total loan production, excluding bulk acquisitions, was $6.4 billion for the three months ended June 30, 1998 compared to $4.9 billion for the predecessor three months ended May 31, 1997. Loan production for the period from February 11, 1998 to June 30, 1998, excluding bulk acquisitions, totaled $10.6 billion while loan production for the predecessor six months ended May 31, 1997, excluding bulk acquisitions, totaled $10.9 billion. HomeSide Lending's correspondent lending and broker channels were the primary contributors to production volume increases on a quarterly and annualized basis. During the three months ended June 30, 1998, HomeSide Lending completed the addition of Banc One as a Preferred Partner. As a Preferred Partner, Banc One will sell a significant portion of the residential mortgage loans it originates to HomeSide Lending over the next five years. HomeSide Lending also made bulk servicing acquisitions of $17.1 billion during the three months ended June 30, 1998 and the period from February 11, 1998 to June 30, 1998 compared to $0.5 billion for the predecessor three and six months ended May 31, 1997. Bulk acquisitions for the three months ended June 30, 1998 and the period from February 11, 1998 to June 30, 1998 included $16.6 billion from Banc One.

      HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide Lending has announced an alliance with a subprime mortgage lender, which allows HomeSide Lending to offer additional mortgage-related products to the production network. The subprime lending unit began operations in January 1998.

         During the three months ended June 30, 1998, HomeSide Lending also purchased the operations of NationsBank's subsidiary Loan America, a national broker network. This purchase will contribute to HomeSide Lending's expansion of its broker network, a production channel that is key to HomeSide Lending's variable cost origination strategy.

   Servicing Portfolio

      Management believes that HomeSide Lending is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $116 billion, HomeSide Lending services the loans of approximately 1.4 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Lending anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Lending's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended June 30, 1998, the period from February 11, 1998 to June 30, 1998 and the predecessor company's three and six months ended May 31, 1997 (in millions):

                                                                  Predecessor                              Predecessor
                                             For the Three       For the Three       For the Period        For the Six
                                              Months Ended       Months Ended        February 11, 1998     Months Ended
                                             June 30, 1998       May 31, 1997        to June 30, 1998      May 31, 1997
                                             -------------       ------------        ----------------      ------------
Balance at beginning of period                   $  99,918          $  90,192           $  99,956          $ 88,706
   Additions                                        23,510              5,372              27,794            11,437
   Scheduled amortization                              663                531                 983             1,107
   Prepayments                                       6,378              2,144              10,211             3,819
   Foreclosures                                        385                171                 514               312
   Sales of servicing                                  201                 81                 241             2,268(a)
                                               ------------        -----------         -----------        -------------
       Total reductions                              7,627              2,927              11,949             7,506
                                               ------------        -----------         -----------        -------------
Balance at end of period                          $115,801          $  92,637            $115,801          $ 92,637
                                               ============        ===========         ===========        =============

(a) Includes $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company.

      The number of loans serviced at June 30, 1998 was 1,424,256 compared to 1,124,911 at May 31, 1997. HomeSide Lending's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Lending's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide Lending to double the number of loans serviced on a single system. Over half of the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of calendar year 1998.

Results of Operations

For the three months ended June 30, 1998 compared to the predecessor three months ended May 31, 1997

   Summary

      HomeSide's net income, excluding goodwill amortization, increased 26% to $23.1 million for the three months ended June 30, 1998 compared to $18.3 million for the predecessor three months ended May 31, 1997. Net income after the goodwill amortization from the acquisition of HomeSide by the National for the three months ended June 30, 1998 was $14.2 million. Total revenues for the three months ended June 30, 1998 were $96.2 million compared to $67.5 million for the predecessor three months ended May 31, 1997. The increases in net income, excluding goodwill amortization, and revenues for the three months ended June
30, 1998 compared to the predecessor three months ended May 31, 1997 were primarily attributable to increases in net mortgage origination revenue and net interest revenue, partially offset by a decrease in net servicing revenue. Net mortgage origination revenue increased due to loan production volume increases and increases in gains from secondary marketing activities. Net interest revenue increased due to increases in net interest earned on mortgage loans held for sale and escrow deposits and as a result of reduced borrowing costs from improved credit ratings and the issuance of medium-term notes. Net servicing revenue decreased primarily due to increased mortgage prepayment speeds and amortization expense as a result of declining interest rates. Total expenses increased as a result of increases in production volume, amortization expense of $8.9 million related to the goodwill associated with the merger with the National (see Note 1), and expenses associated with the Banc One acquisition (see Note 5).

    Net Servicing Revenue

      Net servicing revenue was $43.9 million for the three months ended June 30, 1998 compared to $51.6 million for the predecessor three months ended May 31, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees totaled $118.3 million for the three months ended June 30, 1998 compared to $99.8 million for the predecessor three months ended May 31, 1997. The servicing portfolio increased $23.2 billion to $115.8 billion at June 30, 1998 compared to $92.6 billion at May 31, 1997, a 25% increase. A significant portion of this portfolio growth was due to the purchase of Banc One Mortgage's $16.6 billion servicing portfolio during the three months ended June 30, 1998. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.76% and 7.90% at June 30, 1998 and May 31, 1997, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.450% for the three months ended June 30, 1998 compared to 0.436% for the predecessor three months ended May 31, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues including late fees and other mortgage-related products. Amortization expense was $74.5 million for the three months ended June 30, 1998 compared to $48.2 million for the predecessor three months ended May 31, 1997. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 79 basis points in average mortgage interest rates from 8.01% at May 31, 1997 to 7.22% at June 30, 1998.

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

      Net interest revenue totaled $9.2 million for the three months ended June 30, 1998 compared to ($2.9) million for the predecessor three months ended May 31, 1997. Increases in net interest revenue were due to increases in net interest earned on mortgage loans held for sale and escrow deposits. The average balance of mortgage loans held for sale increased 30% to $1.3 billion for the three months ended June 30, 1998 from $1.0 billion for the predecessor three months ended May 31, 1997. The average escrow deposits balance increased 67% to $2.5 billion for the three months ended June 30, 1998 from $1.5 billion for the predecessor three months ended May 31, 1997. The principal balances of prepaid mortgage loans are accumulated in escrow accounts before they are remitted to investors. During periods of declining interest rates, prepayments, escrow balances and the related earnings increase. Lower funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program also contributed to increases in net interest income. HomeSide's primary operating subsidiary, HomeSide Lending, Inc. has issued a total of $1.2 billion of medium-term notes to the public market at an average borrowing rate of 5.993% at June 30, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

  Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $34.3 million for the three months ended June 30, 1998 compared to $17.9 million for the predecessor three months ended May 31, 1997, a 92% increase. This increase was due to increases in HomeSide's loan production volumes and an increase in gains from secondary marketing activities. The declining mortgage interest rates sparked significant increases in refinancing levels and the origination market. As a result, HomeSide's loan production volumes increased, primarily through HomeSide's correspondent lending and broker channels. Secondary marketing gains totaled $12.4 million for the three months ended June 30, 1998 compared to $2.1 million for the predecessor three months ended May 31, 1997.

   Other Income

       Other income for the three months ended June 30, 1998 was $8.8 million compared to $0.8 million for the predecessor three months ended May 31, 1997. The increase was due to gains on sales of reinstated loans from the early pool buyout program.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $29.4 million for the three months ended June 30, 1998 compared to $19.7 million for the predecessor three months ended May 31, 1997. The average number of full-time equivalent employees was 2,139 for the three months ended June 30, 1998 compared to 1,647 for the predecessor three months ended May 31, 1997. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume. HomeSide also added servicing employees as a result of the Banc One acquisition. By the fiscal year end, the servicing operations acquired from Banc One are expected to be integrated into the existing Jacksonville and San Antonio servicing sites.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended June 30, 1998 was $5.0 million compared to $3.8 million for the predecessor three months ended May 31, 1997. The increase in expense was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

   Servicing Losses on Investor-Owned Loans and Foreclosure-Related Expenses

      Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for the final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been curtailed and estimates for potential losses based on HomeSide's experience as a servicer of government loans. The servicing losses on investor-owned loans and foreclosure-related expenses totaled $8.4 million for the three months ended June 30, 1998 compared to $4.8 million for the predecessor three months ended May 31, 1997. The increase was primarily due to an increase in foreclosure-related expenses.

      Included in the balance of accounts payable and accrued liabilities at June 30, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

        The following table sets forth HomeSide's delinquency and foreclosure experience:


                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                      At          Predecessor At
                                                 June 30, 1998     May 31, 1997
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                    3.38%             2.89%
          60 days                                    0.69%             0.63%
          90+ days                                   0.58%             0.46%
                                                ---------------   --------------
               Total past due                        4.65%             3.98%
                                                ===============   ==============

          Foreclosures pending                       0.75%             0.68%
                                                ===============   ==============

        Servicing losses on investor-owned loans and foreclosure-related expenses increased at a rate disproportionate to the increase in servicing portfolio delinquencies as a result of a more mature portfolio at June 30, 1998 compared to the predecessor portfolio at May 31, 1997.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses, excluding goodwill amortization from the acquisition of HomeSide by National Australia Bank, were $15.5 million for the three months ended June 30, 1998 compared to $9.3 million for the predecessor three months ended May 31, 1997. The increase in other expenses was primarily due to expenses associated with higher production volumes and the growing mortgage servicing portfolio. Other expenses, including goodwill amortization of $8.9 million and $0.2 million, respectively, for the three months ended June 30, 1998 and the predecessor six months ended May 31, 1997 were $24.4 million and $9.5 million, respectively.

   Income Tax Expense

      HomeSide's income tax expense was $14.8 million for the three months ended June 30, 1998 compared to $11.6 million for the predecessor three months ended May 31, 1997. The effective income tax rates for the three months ended June 30, 1998 and the predecessor three months ended May 31, 1997 were 51% and 39%, respectively. The increase was due to the tax effects of goodwill as a result of the merger with the National.

Results of Operations

For the period from February 11, 1998 to June 30, 1998 compared to the predecessor six months ended May 31, 1997

   Summary

      HomeSide's net income, excluding goodwill amortization and before extraordinary loss, increased to $33.9 million for the period from February 11, 1998 to June 30, 1998 compared to $32.6 million for the predecessor six months ended May 31, 1997. Net income after goodwill amortization from the acquisition of HomeSide by the National for the period from February 11, 1998 to June 30, 1998 was $20.0 million. Net income for the six months ended May 31, 1997 totaled $25.8 million after an extraordinary loss on the early extinguishment of debt of $6.4 million, net of tax. Total revenues for the period from February 11, 1998 to June 30, 1998 were $140.8 million compared $130.6 million for the predecessor six months ended May 31, 1997. The increases in net income and revenues for the period from February 11, 1998 to June 30, 1998 compared to the predecessor six months ended May 31, 1997 were primarily attributable to increases in net mortgage origination revenue and net interest revenue, partially offset by a decrease in net servicing revenue. Net mortgage origination revenue increased due to loan production volume increases and increases in secondary marketing gains. Net interest revenue increased due to an increase in net interest earned on mortgage loans held for sale and escrow deposits and as a result of reduced borrowing costs from improved credit ratings and the issuance of medium-term notes. Net servicing revenue decreased primarily due to increased mortgage prepayment speeds and amortization expense as a result of declining interest rates. Total expenses increased primarily as a result of increases in production volume and amortization expense of $13.9 million related to the goodwill associated with the merger with the National (see Note 1), and expenses associated with the Banc One acquisition (see Note 5).

   Net Servicing Revenue

      Net servicing revenue was $70.8 million for the period from February 11, 1998 to June 30, 1998 compared to $97.4 million for the predecessor six months ended May 31, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees totaled $182.6 million for the period from February 11, 1998 to June 30, 1998 compared to $195.7 million for the predecessor six months ended May 31, 1997. The servicing portfolio increased $23.2 billion to $115.8 billion at June 30, 1998 compared to $92.6 billion at May 31, 1997, a 25% increase. A significant portion of this portfolio growth was due to the purchase of Banc One Mortgage's $16.6 billion servicing portfolio during the period from February 11, 1998 to June 30, 1998. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.76% and 7.90% at June 30, 1998 and May 31, 1997, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.456% for the period from February 11, 1998 to June 30, 1998 compared to 0.430% for the predecessor six months ended May 31, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues including late fees and other mortgage-related products. Amortization expense was $111.8 million for the period from February 11, 1998 to June 30, 1998 compared to $98.3 million for the predecessor six months ended May 31, 1997. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 79 basis points in average mortgage interest rates from 8.01% at May 31, 1997 to 7.22% at June 30, 1998.

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

      Net interest revenue totaled $12.0 million for the period from February 11, 1998 to June 30, 1998 compared to ($8.1) million for the predecessor six months ended May 31, 1997. Increases in net interest revenue were due to increases in net interest earned on mortgage loans held for sale and escrow deposits. The principal balances of prepaid mortgage loans are accumulated in escrow accounts before they are remitted to investors. During periods of declining interest rates, prepayments, escrow balances and the related earnings increase. Lower funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program also contributed to increases in net interest income. HomeSide's primary operating subsidiary, HomeSide Lending, Inc. has issued a total of $1.2 billion of medium-term notes to the public market at an average borrowing rate of 5.993% at June 30, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $48.6 million for the period from February 11, 1998 to June 30, 1998 compared to $40.4 million for the predecessor six months ended May 31, 1997. The increase was due to increases in HomeSide's loan production volumes, primarily through its correspondent lending and broker channels, and an increase in gains from secondary marketing activities.

   Other Income

       Other income for the period from February 11, 1998 to June 30, 1998 was $9.4 million compared to $0.9 million for the predecessor six months ended May 31, 1997. The increase was due to gains on sales of reinstated loans from the early pool buyout program.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $44.0 million for the period from February 11, 1998 to June 30, 1998 compared to $39.4 million for the predecessor six months ended May 31, 1997. The average number of full-time equivalent employees was 2,070 for the period from February 11, 1998 to June 30, 1998 compared to 1,668 for the predecessor six months ended May 31, 1997. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume. HomeSide also added servicing employees as a result of the Banc One acquisition. By the fiscal year end, the servicing operations acquired from Banc One are expected to be integrated into the existing Jacksonville and San Antonio servicing sites.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense was $7.4 million for the period from February 11, 1998 to June 30, 1998 compared to $7.3 million for the predecessor six months ended May 31, 1997. The increase in expense was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

   Servicing Losses on Investor-Owned Loans and Foreclosure-Related Expenses

      Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for the final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been curtailed and estimates for potential losses based on HomeSide's experience as a servicer of government loans. Servicing losses on investor-owned loans and foreclosure-related expenses totaled $10.2 million for the period from February 11, 1998 to June 30, 1998 compared to $9.7 million for the predecessor six months ended May 31, 1997. The increase was primarily due to an increase in foreclosure-related expenses.

      Included in the balance of accounts payable and accrued liabilities at June 30, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

        The following table sets forth HomeSide's delinquency and foreclosure experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                   At             Predecessor At
                                              June 30, 1998        May 31, 1997
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                 3.38%                2.89%
          60 days                                 0.69%                0.63%
          90+ days                                0.58%                0.46%
                                              ---------------    ---------------
               Total past due                     4.65%                3.98%
                                              ===============    ===============

          Foreclosures pending                    0.75%                0.68%
                                              ===============    ===============


        Servicing losses on investor-owned loans and foreclosure-related expenses increased at a rate disproportionate to the increase in servicing portfolio delinquencies as a result of a more mature portfolio at June 30, 1998 compared to the predecessor portfolio at May 31, 1997.

Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses, excluding goodwill amortization from the acquisition of HomeSide by National Australia Bank, were $23.7 million for the period from February 11, 1998 to June 30, 1998 compared to $21.3 million the predecessor six months ended May 31, 1997. The increase was primarily due to expenses associated with the growing mortgage servicing portfolio. Other expenses, including goodwill amortization of $13.9 million and $0.3 million, respectively, for the period from February 11, 1998 to June 30, 1998 and the predecessor six months ended May 31, 1997 were $37.6 million and $21.6 million, respectively.

   Income Tax Expense

      HomeSide's income tax expense was $21.6 million for the period from February 11, 1998 to June 30, 1998 compared to $20.3 million for the predecessor six months ended May 31, 1997. The effective income tax rates for the period from February 11, 1998 to June 30, 1998 and the predecessor six months ended May 31, 1997 were 52% and 39%, respectively. The increase was due to the tax effects of goodwill as a result of the merger with the National.

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

     During the period from February 11, 1998 to June 30, 1998, HomeSide utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

     These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred and applied as an adjustment to the basis of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide's hedging activity can be measured by the correlation between changes in the value of the risk management instruments and changes in the value of HomeSide's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. If management's ongoing assessment of correlation indicates that high correlation is not being achieved, the Company will discontinue the application of hedge accounting and recognize a gain or loss to the extent the hedge results have not been offset by changes in value of the hedged asset during the hedge period. During the periods presented, HomeSide has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management contracts. However, in periods of rising interest rates, the increase in values of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on the options is limited to the premium paid.

     During the period from February 11, 1998 to June 30, 1998, deferred gains and losses on risk management contracts resulted in net deferred hedge gain of $105.2 million. These gains reduced the carrying value of mortgage servicing rights. The decrease in the estimated fair value of the mortgage servicing rights approximated the net gains on risk management contracts for this period. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at June 30, 1998 was $108.1 million, which was equal to their carrying amount because they are marked-to-market at each reporting date.


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

      Operations

     Net cash provided by operations for the three months ended June 30, 1998 and the period from February 11, 1998 to June 30, 1998 were $379.5 million and $144.8 million, respectively. Net cash provided by operations for the predecessor three and six months ended May 31, 1997 were $30.5 million and $416.1 million, respectively. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

      Investing

    Net cash used in investing activities for the three months ended June 30, 1998 and the period from February 11, 1998 to June 30, 1998 were $289.8 million and $516.7 million, respectively. Net cash used in investing activities for the predecessor three and six months ended May 31, 1997 were $153.5 million and $340.0 million, respectively. Cash used in investing activities was for the purchase and origination of mortgage servicing rights, the purchase of risk management contracts and for funding the early pool buyout program. Other assets increased $42.3 million to $107.4 million at June 30, 1998 from $65.1 million at May 31, 1997 primarily as a result of a increase in HomeSide's loans held for investment which include reinstated early pool buyout loans. Early pool buyout advances totaled $523.1 million at June 30, 1998. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

       Financing

    Net cash used in financing activities for the three months ended June 30, 1998 was $86.4 million. Net cash provided by financing activities for the period from February 11, 1998 to June 30, 1998 was $357.2 million. Net cash provided by financing activities for the predecessor three months ended May 31, 1997 was $87.1 million, and net cash used in financing activities for the predecessor six months ended May 31, 1997 was $60.5 million. Cash was provided by the issuance of medium-term notes during the periods and used to repay borrowings from banks on HomeSide's line of credit and pay debt issue costs. In addition, during the predecessor six months ended May 31, 1997, HomeSide issued $116.7 million in common stock and used $70.3 million of proceeds from the issuance to repay long-term debt.

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

Year 2000

General. HomeSide uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by HomeSide, software and systems purchased from outside vendors and software and systems used by HomeSide's third party providers. HomeSide recognizes that the Year 2000 issue is one of the most complex data processing problems faced by businesses worldwide. As HomeSide approaches the century change, its goal is to maintain "business as usual."

HomeSide began its Year 2000 efforts in the fall of 1996 with the sponsorship of its executive management and guidance of legal counsel. The Year 2000 issue has been identified as a top priority. HomeSide has dedicated resources to assess, repair and test programs, applications, equipment and facilities. HomeSide has established a Year 2000 Program Office that is coordinating with each business unit throughout the company to ensure Year 2000 compliance.

HomeSide's strategy for addressing Year 2000 focuses on four teams, which together address all aspects of HomeSide's business. The Information Technology team addresses all of the Mainframe, LAN and client server applications. The End User Computing (or Business) team addresses the business risks within each of the operating departments. The Enterprise team addresses the corporate-wide risks posed by the Year 2000. Finally, the Year 2000 Program Office coordinates HomeSide's Year 2000 readiness efforts and is responsible for communications, vendor management, project documentation and reporting.

State of Readiness. HomeSide's approach to Year 2000 compliance includes a standard set of methods and tools to coordinate and drive the project to completion. The approach consists of six phases:

     1. Assessment - Defining each system and process to determine if there are date dependencies and how to resolve them.

     2. Remediation - Implementing the steps identified in the assessment phase to repair date errors.

     3. Testing - Developing and implementing test scripts to determine if remediated code is correct.

     4. Implementation - Moving all approved changes from testing into production.

     5.   Check-Off  -  Formally   acknowledging  that  each  process  has  been
          implemented and is functioning correctly.

     6. Clean Management - Employing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment, once Year 2000 compliance has been achieved.

HomeSide's Information Technology and Business Teams have substantially completed a top to bottom assessment of the company's systems for Year 2000 vulnerability. The assessment has included substantially all hardware and software systems, embedded systems, buildings and equipment, and business processes.

The Company has established certain key milestones in its Year 2000 Program. Those milestones are:

     Assessment  of  substantially  all systems and  processes by July 31, 1998;

     Remediation  and  internal   testing  of  mission   critical   applications
     substantially completed by December 31, 1998;

     End-to-end testing of mission critical systems substantially completed by March 31, 1999; and

     Remediation and testing of all systems through 1999.


The Company has substantially completed its assessment of all systems and processes. Remediation and testing of mission critical systems is underway. HomeSide is presently "on time" in complying with the milestones and internal timetable the Company has established for Year 2000 readiness.

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

HomeSide is currently reviewing the year 2000 readiness of its mission critical vendors, customers and service providers. HomeSide has identified a number of mission critical third parties whose year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include the Company's primary software vendor, sole provider of tax payment services, and sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. HomeSide is targeting these mission critical third parties for intensive review and assessment. That review and assessment is ongoing.

Cost of Year 2000 Efforts. The Company acknowledges that some level of modification or replacement of hardware and software is necessary in order to make HomeSide's systems "Year 2000 Compliant." HomeSide presently estimates these remediation costs to total approximately $15.0 million. HomeSide expects to expense remediation costs as they are incurred, with the exception of new hardware and software purchases, which will be capitalized. The Company has not incurred significant remediation costs prior to June 30, 1998. The source of funds for Year 2000 remediation is operating income of the Company. The amount of the Company's information technology budget devoted to Year 2000 efforts is approximately $10.4 million. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

Year 2000 remediation costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Risks. HomeSide's risk management office is actively involved in the company's Year 2000 Program. The most reasonably likely, worst case Year 2000 scenario, disregarding the Company's remediation efforts and contingency planning, is a failure in its loan servicing software and/or systems. Such a failure would result in material disruption in the Company's operations preventing it from discharging its contractual obligations to service mortgage loans in an accurate and timely fashion. The consequences of such disruption could include, among other things, revocation of the Company's status as an FHA/VA approved lender/servicer and Fannie Mae/Freddie Mac approved seller/servicer, incorrect processing and/or reporting of payments to consumers and investors, a material loss of revenues, and liability to third parties for losses related to servicing failure.

HomeSide does not presently anticipate any material Year 2000 failures nor does HomeSide anticipate any material adverse impact to its business, financial condition, or prospects as a result of the Year 2000. The foregoing description of a worst case Year 2000 scenario is furnished in response to and in compliance with the Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers, Securities Act Rel. No.33-7448(July 30, 1998).

Contingency Planning. HomeSide's Year 2000 Program is based on the assumption that 100% impact coverage is neither feasible nor practical. It is possible that HomeSide or third parties on which HomeSide depends may have unplanned system difficulties during the transition through 2000, or that third parties may not successfully manage the change to 2000. Therefore, an integral part of HomeSide's Year 2000 Program is the development of contingency plans in anticipation of systems or third party failure. These contingency plans are being developed for individual applications, systems and business processes. The Year 2000 Program Enterprise team will review and adjust existing business continuity planning to incorporate these circumstances, and to seek to ensure that HomeSide meets its primary objective of "business as usual" before, during and through 2000.

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


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

         Number   Description
         10.1     Asset Purchase Agreement dated April 1, 1998 between  HomeSide
                  Lending, Inc. and  Banc One  Corporation and Banc One Mortgage
                  Corporation
         10.2     Operating  Agreement  dated  April 1,  1998  between  HomeSide
                  Lending, Inc.  and  Banc One Corporation and Banc One Mortgage
                  Corporation
         10.3     Unsecured  Revolving  Credit  Agreement  dated  June 23,  1998 between HomeSide Lending, Inc. and National Australia Bank
         27       Financial Data Schedule


 (b)   Reports on form 8-K

         HomeSide filed a report on Form 8-K, Item 7, dated May 15, 1998, including Unaudited Consolidated Pro Forma Balance Sheet and Income Statements. HomeSide filed a report on form 8-K, Item 5, dated May 15, 1998.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HomeSide International, Inc.
                           (Registrant)

Date: August 14, 1998      By:\s\Joe K. Pickett
                              -----------------
                              Joe K. Pickett
                           Chairman of the Board, Chief Executive Officer
                                    and Director (Principal Executive Officer)

Date: August 14, 1998      By:\s\Kevin D. Race
                              ----------------
                              Kevin D. Race
                           Vice President, Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)