Form 10-K
period 1998-09-30
HOMESIDE INC
filed 1998-12-28
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

        Title of each class                Outstanding at December 28, 1998
        -------------------                --------------------------------

Common stock $0.01 par value                               1
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Homeside International, Inc. (the "Company"), through its wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. The Company is the sucessor to HomeSide, Inc. ("HomeSide, Inc.
Predecessor). On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. Predecessor and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National (see Note 2 of the Consolidated
Financial Statements). HomeSide, Inc. Predecessor was formed through the acquisition of the mortgage banking operations of Bankboston, N.A. ("BBMC Predecessor" to HomeSide, Inc. Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998, to HomeSide, Inc. Predecessor for the periods from March 16, 1996 to February 10, 1998 and to BBMc Predecessor for periods prior to March 16, 1998.

        HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 9th largest mortgage loan originator and the 6th largest servicer in the United States at September 30, 1998 based on data published by Inside Mortgage Finance.

        The residential mortgage market, which totaled over $4.2 trillion at September 30, 1998 is the second largest debt market in the world, exceeded only by the United States Treasury market. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. At September 30, 1998, the largest originator represented 7.4% of the market and the largest servicer represented 5.7%, while the top 30 originators and servicers represented 56% and 52% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 16.6% in 1990 to 34.3% as of September 30, 1998.

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

        HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing agreement with BankBoston, N.A. ("BKB") and Banc One Mortgage Corporation ("Banc One").

        HomeSide's business activities consist primarily of:

               Mortgage  production:  origination  and  purchase of  residential single family  mortgage  loans  through  multiple  channels  including correspondents, strategic partners, mortgage brokers, co-issue partners, direct consumer telemarketing and affinity programs;

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

PRODUCTION

        HomeSide participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Corporation ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 90% of HomeSide's total production. Excluding the volumes purchased from BKB, Barnett Bank, N.A. ("Barnett") and Banc One, no single source within the correspondent or broker channels accounted for more than 7% of total production since March 16, 1996. HomeSide's other origination channels include telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. The following table sets forth production detail by HomeSide's origination channels. The periods presented coincide with the commencement of operations of HomeSide and the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements):

RESIDENTIAL LOAN PRODUCTION BY CHANNEL
(DOLLARS IN MILLIONS)


                                         HOMESIDE, INC.         HOMESIDE, INC.
                 FOR THE PERIOD FROM      PREDECESSOR            PREDECESSOR
                  FEBRUARY 11, 1998    FOR THE PERIOD FROM   FOR THE PERIOD FROM
                         TO             MARCH 1, 1997 TO      MARCH 16, 1996 TO
                 SEPTEMBER 30, 1998    FEBRUARY 10, 1998      FEBRUARY 28, 1997
                 -------------------   -------------------   -------------------
Wholesale:

  Correspondent          $11,309              $13,304              $11,113
  Co-issue (a)             2,906                5,584                8,222
  Broker                   1,980                1,305                  843
                         -------              -------              -------
    Total wholesale       16,195               20,193               20,178
Direct                       631                  337                  700
                         -------              -------              -------
   Total production       16,826               20,530               20,878
Bulk acquisitions (b)     18,947                3,446                4,073
                         -------              -------              -------
   Total production and
          acquisitions   $35,773              $23,976              $24,951
                         =======              =======              =======

(a) Represents the acquisition of servicing rights, not the underlying loans. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

(b) Represents the acquisition of servicing rights from another servicer. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

        HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 98% of the total production in the period from February 11, 1998 to September 30, 1998, 78% of the total production in the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 and 73% of total production in the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997. HomeSide also offers other products, such as ARMs, balloon, and jumbo mortgages.

        HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on September 30, 1998 were California (14.1% of unpaid principal balance), Florida (14.0%), Texas (6.9%), Massachusetts (5.5%), and Illinois (4.9%). The largest segments of the servicing portfolio by state on February 10, 1998 were Florida (17.2% of unpaid principal balance), California (15.3%), Massachusetts (7.0%), Texas (6.3) and Maryland (4.6%). The largest segments of the servicing portfolio by state on February 28, 1997 were Florida (18.7% of unpaid principal balance), California (15.4%), Massachusetts (8.4%), Texas (6.1%), and Maryland (4.6%).

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

Quality Control

        HomeSide maintains a compliance and quality assurance department that operates independently of the production, underwriting, secondary marketing and loan administration department. For its production compliance process, HomeSide randomly selects a statistical sample of all closed loans monthly for review. The sample generally comprises 3.5% - 4% of all loans closed each month. This review includes reunderwriting of such loans, ordering second appraisals on 10% of the sample, reverifying funds, employment and final applications and reordering credit reports. In addition, a full underwriting review is conducted on (i) all jumbo loans that become thirty days delinquent in the first four payments and jumbo loans that go into foreclosure in the first thirty-six months and (ii) all conventional loans that become sixty days delinquent in the first six payments. Document and file reviews are also undertaken to ensure regulatory compliance. In addition, random reviews of the servicing portfolio, covering selected aspects of the loan administration process, are conducted.

       HomeSide monitors the performance of loan underwriting through quality assurance reports, HUD/VA reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. According to HomeSide's quality control findings, less than 5% of its loans have underwriting issues that affect salability to the secondary market. Flaws in these loans are generally corrected; otherwise, the holder of the mortgage-backed security is indemnified against future losses resulting from such flaws by HomeSide or, ultimately, the originating correspondent. Correspondents or co-issue partners are required to repurchase any flawed loans originated by them.

SECONDARY MARKETING

     HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of GinnieMae ("GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae and FHLMC for Fannie Mae Mortgage Backed Securities or FHLMC participation certificates, respectively. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA, Fannie Mae and FHLMC securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors on a servicing-released basis. For the period from February 11, 1998 to September 30, 1998, approximately 92% of the mortgage loans originated by HomeSide were sold to GNMA (34%), Fannie Mae (36%), and FHLMC (22%). For the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, approximately 92% of the mortgage loans originated by HomeSide were sold to GNMA (47%), Fannie Mae (31%), and FHLMC (14%). For the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997, approximately 78% of the mortgage loans originated by HomeSide were sold to GNMA (38%), Fannie Mae (27%), and FHLMC (13%). The remaining were sold to private investors.

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

     HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. For the period from February 11, 1998 to September 30, 1998, the HomeSide, Inc. predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide has not experienced secondary marketing losses on an aggregate basis.

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

     Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee including ancillary income was 0.468% for the period from February 11, 1998 to September 30, 1998, 0.438% for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 and 0.432% for the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

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

SERVICING PORTFOLIO COMPOSITION

     HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's originations and bulk servicing acquisitions. Nine states accounted for 59.9% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state is California with a 14.1% share of the total portfolio on September 30, 1998. Nine states accounted for 64.5% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio on February 10, 1998, while the largest volume by state was Florida with a 17.2% share of the total portfolio. Nine states accounted for 66.9% of the outstanding UPB of HomeSide's total servicing portfolio on February 28, 1997, while the largest volume by state was Florida with a 18.7% share of the total portfolio. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

     The following table sets forth the geographic distribution of the Company's servicing portfolio as of September 30, 1998, February 10, 1998 and February 28, 1997:

                        SERVICING PORTFOLIO BY STATE (a)

                                                  HOMESIDE, INC.            HOMESIDE, INC.
                                                   PREDECESSOR               PREDECESSOR
                       AT SEPTEMBER 30, 1998   AT FEBRUARY 10, 1998      AT FEBRUARY 28, 1997
                       ---------------------   --------------------      --------------------
                        UPB       % OF UPB      UPB       % OF UPB        UPB        % OF UPB
                        ---       --------      ---       --------        ---        --------
(DOLLARS IN MILLIONS)

   California        $15,859       14.1%      $14,858       15.3%       $13,686        15.4%
   Florida            15,750       14.0        16,664       17.2         16,559        18.7
   Texas               7,772        6.9         6,096        6.3          5,434         6.1
   Massachusetts       6,190        5.5         6,792        7.0          7,383         8.4
   Illinois            5,544        4.9         3,729        3.8          2,913         3.3
   Maryland            4,498        4.0         4,424        4.6          4,079         4.6
   Arizona             4,405        3.9         (b)          (b)          (b)           (b)
   Colorado            3,716        3.3         (b)          (b)          (b)           (b)
   Georgia             3,676        3.3         3,720        3.8          3,427         3.9
   Ohio                3,519        3.1         (b)          (b)          (b)           (b)
   Virginia            3,504        3.1         3,377        3.5          3,218         3.6
   New York            3,144        2.8         2,939        3.0          2,517         2.9
   Other (b)          34,832       31.1        34,327       35.5         29,244        33.1
                  ============ =========== ============ ============ ============= ============
   Total          $  112,409      100.0%      $96,926       100.0%      $88,460       100.0%
                  ============ =========== ============ ============ ============= ============

     (a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased but not yet on the servicing system.

      (b) No other state represents more than 2.8% of HomeSide's servicing portfolio.

SERVICING PORTFOLIO BY LOAN TYPE

        At September 30, 1998, HomeSide's servicing portfolio consisted of $47.5 billion of FHA/VA servicing and $67.4 billion of conventional servicing. At February 10, 1998, HomeSide's servicing portfolio consisted of $46.4 billion of FHA/VA servicing and $52.5 billion of conventional servicing. At February 28, 1997, HomeSide's servicing portfolio consisted of $29.4 billion of FHA/VA servicing and $59.0 billion of conventional servicing.

     The weighted average interest rate of the loans in the Company's servicing portfolio was 7.72% at September 30, 1998, 7.85% at February 10, 1998 and 7.92% at February 28, 1997. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:


                    SERVICING PORTFOLIO BY INTEREST RATE (a)

                                                HOMESIDE, INC. PREDECESSOR   HOMESIDE, INC. PREDECESSOR
                    AT SEPTEMBER 30, 1998          AT FEBRUARY 10, 1998          AT FEBRUARY 28,1997
               ------------------------------  ----------------------------  --------------------------
                  UPB                          UPB                           UPB
                (DOLLARS IN  % OF  CUMULATIVE (DOLLARS IN  % OF  CUMULATIVE  (DOLLARS IN  % OF  CUMULATIVE
INTEREST RATE    MILLIONS)    UPB    % OF UPB  MILLIONS)   UPB    % OF UPB    MILLIONS)   UPB    % OF UPB
-------------  ------------  ----  ----------  ----------  ----  ----------  -----------  ----  ----------

Less than 6.0%     1,113      1.0%    1.0%         $922     0.9%     0.9%         $983     1.1%    1.1%
6.0% to 6.9%      13,491     12.0    13.0        10,851    11.2     12.1         9,633    10.9    12.0
7.0% to 7.9%      56,217     50.0    63.0        41,895    43.2     55.3        37,542    42.4    54.4
8.0% to 8.9%      33,012     29.4    92.4        34,076    35.2     90.5        29,293    33.1    87.5
9.0% to 9.9%       5,907      5.2    97.6         6,331     6.5     97.0         7,274     8.2    95.7
10.0% to 10.9%     2,081      1.8    99.4         2,227     2.3     99.3         2,912     3.3    99.0
Over 11.0%           588      0.6   100.0           624     0.7    100.0           823     1.0   100.0
-------------  ------------ -----              ---------- -----              ----------- -----
Total           $112,409    100.0%              $96,926   100.0%               $88,460   100.0%
=============  ============ =====              ========== =====              =========== =====

(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased not yet on servicing system.

LOAN SERVICING PORTFOLIO DELINQUENCIES, FORECLOSURES AND LOSSES

     HomeSide is affected by loan delinquencies and defaults on loans that it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, HomeSide must forward all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available. HomeSide is generally reimbursed, subject to certain limitations with respect to FHA/VA loans as described below, by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of such reimbursements is typically uncertain. In the interim, HomeSide absorbs the cost of funds advanced during the time the advance is outstanding. Further, HomeSide bears the increased costs of collection activities on delinquent and defaulted loans. HomeSide also foregoes servicing income from the time such loans become delinquent until foreclosure, when, if any proceeds are available, HomeSide may recover such amounts. Delinquency rates typically rise in the winter months, which result in higher servicing costs. However, payment fees collected late income have historically been sufficient to offset such incremental expenses.

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

     For HomeSide, servicing losses on investor-owned loans and foreclosure-related expenses, primarily representing losses on VA loans, totaled $21.2 million for the period February 11, 1998 to September 30, 1998, $22.0 million for the HomeSide, Inc. predecessor period March 1, 1997 to February 10, 1998 and $17.9 million for the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997. The increases, on an annualized basis, were largely attributable to the growth of the servicing portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages. Management believes that it has an adequate level of reserve for servicing losses on investor-owned loans based on HomeSide's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)


                                                HOMESIDE, INC.   HOMESIDE, INC.
                                                PREDECESSOR      PREDECESSOR
                              AT SEPTEMBER 30,  AT FEBRUARY 10,  AT FEBRUARY 28,
                                    1998            1998             1997
                              ----------------  ---------------  ---------------
Delinquent Mortgage Loans
 (at end of period)

30 Days                            3.72%              3.52%            3.27%
60 Days                            0.81               0.78             0.69
90 Days                            0.65               0.72             0.54
   Total Delinquencies             5.18%              5.02%            4.50%
Foreclosure Pending (at end
     of period)                    0.70%              0.74%            0.72%

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

     HomeSide's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using sophisticated cash flow valuation tools. Key assumptions involved in the valuation include servicing costs and revenues, market discount rates, prepayment speeds and a number of other variables. The value is then analyzed under various interest rate scenarios that help HomeSide estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically used by HomeSide, the relationship between mortgage rates and Treasury securities and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities" for the period from February 11, 1998 to September 30, 1998, the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 and the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of recognized assets, liability or forecasted transaction or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This statement is effective for fiscal quarters beginning after June 15, 1999. Management has not yet determined the impact of this statement on the presentation of the financial statements of HomeSide or on the nature of its hedging program.

SERVICING TECHNOLOGY

      HomeSide's proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of over 30 technology providers.

      HomeSide expects to achieve significant competitive advantages over time through the use of its proprietary servicing software. At September 30, 1998, HomeSide has substantially completed the conversion of its mortgage servicing portfolio to its proprietary servicing software and services approximately 1.4 million loans on the system. This architecture will support HomeSide's portfolio growth up to approximately twice the number of loans typically serviced on a single system. The system will also permit continued development of workflow and other client-server applications, contributing to increased productivity.

REGULATION

     As a United States subsidiary of a foreign bank, HomeSide is subject to regulation, supervision and examination by the Federal Reserve Bank. HomeSide's mortgage banking business is also subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), the Government National Mortgage Association ("GNMA" or "Ginnie Mae") and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on HomeSide, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and set maximum loan amounts. Moreover, lenders such as HomeSide are required annually to submit audited financial statements to Fannie Mae, FHLMC, GNMA and HUD and to comply with each regulatory entity's own financial requirements. HomeSide's business is also subject to examination by Fannie Mae, FHLMC and GNMA and state regulatory agencies at all times to assure compliance with applicable regulations, policies and procedures.

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

     During the period that the National, BKB, Barnett or any of their subsidiaries held a material ownership interest in HomeSide, HomeSide and its subsidiaries (i) were under the jurisdiction, supervision, and examining authority of the Office of the Comptroller of the Currency ("OCC"), and (ii) could only engage in activities that were part of, or incidental to, the business of banking. The OCC has specifically ruled that mortgage banking is a proper incident to the business of banking.

     There are various other state and local laws and regulations affecting HomeSide's operations. HomeSide is licensed in those states that require licensing to originate, purchase and/or service mortgage loans. Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

COMPETITION

     Mortgage bankers operate in a highly competitive and fragmented market. As of September 30, 1998, the largest originator of loans represented 7.4% of the market and the largest servicer represented 5.7%, while the top 30 originators and servicers represented 56% and 52% of their markets, respectively, based on data published by Inside Mortgage Finance.

                            TOP 10 ORIGINATORS AND SERVICERS (DOLLARS IN BILLIONS)

9 MONTHS - 1998 ORIGINATIONS                        SERVICING PORTFOLIO AT SEPTEMBER 30, 1998
 1  Norwest Mortgage, IA                  $74.8      1  Bank of America Mtg. & Affiliates, CA  $241.9
 2  Countrywide Credit Services, CA        61.4      2  Norwest Mortgage, IA                    232.7
 3  Chase Manhattan & Affiliates, NJ       54.3      3  Countrywide Credit Services, CA         194.6
 4  Bank of America Mtg. & Affiliates, NC  53.4      4  Chase Manhattan & Affiliates, NJ        183.7
 5  Fleet Mortgage Group, SC               24.7      5  Fleet Mortgage Group, SC                118.2
 6  Washington Mutual, WA                  24.7      6  HomeSide Lending, Inc., FL              115.8
 7  Dime/North American Mortgage Co., CA   21.1      7  Washington Mutual, WA                    92.6
 8  ABN AMRO Mortgage Group, IL            20.4      8  GE Capital Mortgage Svcs Inc., NJ        92.6
 9  HomeSide Lending, Inc., FL             19.3      9  First Nationwide Mortgage, CA            89.1
10 Cendant Mortgage Services, NJ           18.2     10 GMAC Mortgage Corp., PA                   88.0
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

     The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 25 mortgage loan servicers have increased their aggregate market share from 16.6% in 1990 to 49.6% as of September 30, 1998.

EMPLOYEES

     As of September 30, 1998, February 10, 1998 and February 28, 1997, respectively, HomeSide had approximately 2,356 total employees, 1,891 total employees and 1,689 total employees, substantially all of who were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2.  PROPERTIES

     HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities, which comprise approximately 145,000 square feet of owned space and approximately 189,000 square feet of leased space. The servicing center lease expires on August 31, 1999 unless HomeSide exercises its options to renew, which could extend the lease for an additional six years. HomeSide also leases approximately 104,000 square feet of warehouse space in Jacksonville, Florida for storing certain loan files, loan servicing documents and other corporate records. In addition HomeSide owns an additional 190,000 square feet of space in San Antonio, Texas. On December 4, 1998, HomeSide entered into a long-term lease for a 137,000 square foot building to be constructed adjacent to its Jacksonville headquarters. The new building should be ready for occupancy by September 1999. HomeSide believes that its present facilities are adequate for its operations.

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

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

            MATTERS

     As a consequence of the merger with the National, there is no market for the Registrant's common equity. HomeSide is a wholly-owned subsidiary of the National.

                                     PART II

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and operating information of HomeSide set forth below is for the periods from February 11, 1998 to September 30, 1998, and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997 should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide included elsewhere in this document. The periods presented coincide with the commencement of operations of HomeSide and the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements):

                                                                    HOMESIDE, INC.      HOMESIDE, INC.
(DOLLAR AMOUNTS IN THOUSANDS,                                        PREDECESSOR         PREDECESSOR
 EXCEPT  SHARE DATA)                              FOR THE PERIOD         FOR THE PERIOD      FOR THE PERIOD
                                                FEBRUARY 11, 1998 TO    MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                                 SEPTEMBER 30, 1998     FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                                --------------------    -----------------    -----------------
SELECTED STATEMENT OF EARNINGS DATA:
Revenues:
  Mortgage servicing fees                             $315,510                $398,159             $312,341
    Amortization of mortgage servicing rights         (191,693)               (210,200)            (155,827
                                                --------------------    -----------------    -----------------
      Net servicing  revenue                           123,817                 187,959              156,514
    Interest income                                     99,749                  97,050               81,507
    Interest expense                                   (70,761)                (97,028)             (87,700)
                                                --------------------    -----------------    -----------------
      Net interest revenue                              28,988                      22               (6,193)
    Net mortgage origination revenue                    79,179                  85,206               66,073
    Other income                                        11,028                   1,671                  682
                                                --------------------    -----------------    -----------------
       Total revenues                                  243,012                 274,858              217,076
                                                --------------------    -----------------    -----------------
Expenses:
  Salaries and employee benefits                        73,983                  75,419               72,976
  Occupancy and equipment                               13,107                  15,447               11,770
  Servicing losses on investor-owned loans              21,202                  21,974               17,934
  Goodwill amortization                                 22,780                     592                  150
  Other  expenses                                       39,825                  38,823               41,564
                                                --------------------    -----------------    -----------------
          Total expenses                               170,897                 152,255              144,394
Income before income taxes and
   extraordinary loss                                   72,115                 122,603               72,682
Income tax expense                                      37,009                  47,816               29,273
                                                --------------------    -----------------    -----------------
Income before extraordinary loss                        35,106                  74,787               43,409
Extraordinary loss, net of  tax (Note 9)                   -                       -                  6,440
                                                --------------------    -----------------    -----------------
     Net income                                        $35,106                 $74,787              $36,969
                                                ====================    =================    =================
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Mortgage loans held for sale                        $2,048,989              $1,292,403             $805,274
Mortgage servicing rights                            1,779,180               1,781,134            1,614,307
Total assets                                         5,751,557               3,883,603            2,752,182
Bank credit facility                                 2,749,000               2,074,956            1,818,503
Long-term debt                                       1,337,783                 900,466              151,128
Total liabilities                                    4,488,605               3,294,470            2,239,886
Total stockholders' equity                           1,262,952                 589,133              512,296
                                                ====================    =================    =================
SELECTED OPERATING DATA:
Volume of loan production                          $16,826,364             $20,529,531          $20,877,535
Loan servicing portfolio (at period end)           115,800,362              99,956,050           90,192,247
Loan servicing portfolio (average
  outstanding during the period)                   107,821,822              96,083,220           75,692,214
Weighted average interest rate of the
  servicing portfolio (at period end)                 7.72%                   7.85%                7.92%
Weighted average servicing fee of the
  Servicing portfolio, including
  ancillary income (for the period)                  0.468%                  0.438%               0.432%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  HOMESIDE - FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998, THE HOMESIDE, INC. PREDECESSOR PERIOD FROM MARCH 1, 1997 TO FEBRUARY 10, 1998 AND THE HOMESIDE, INC. PREDECESSOR PERIOD FROM MARCH 16, 1996 TO FEBRUARY 28, 1997

                                     GENERAL

     Homeside International, Inc. (the "Company"), through its wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. The Company is the sucessor to HomeSide, Inc. ("HomeSide, Inc.
Predecessor). On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. Predecessor and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National (see Note 2 of the Consolidated
Financial Statements). HomeSide, Inc. Predecessor was formed through the acquisition of the mortgage banking operations of Bankboston, N.A. ("BBMC Predecessor" to HomeSide, Inc. Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998, to HomeSide, Inc. Predecessor for the periods from March 16, 1996 to February 10, 1998 and to BBMc Predecessor for periods prior to March 16, 1998.

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $716.4 million was recorded as goodwill. Following the transaction described above, the National owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National. The Company also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.

     HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 9th largest mortgage loan originator and the 6th largest servicer in the United States at September 30, 1998 based on data published by Inside Mortgage Finance.

     The following periods presented coincide with the commencement of operations of HomeSide and the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements). HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost).

Forward-Looking Statements

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which indicate future events and trends, identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which is dependent on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditures and general corporate purposes, (2) economic factors may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

Mortgage Banking

      Mortgage banking is a specialized branch of the financial services industry which primarily involves (i) originating and purchasing mortgage loans ("origination" and/or "production"); (ii) selling the originated mortgages to third parties either as mortgage-backed securities or as whole loans ("secondary marketing"); (iii) servicing of mortgage loans on behalf of the ultimate purchasers, which includes the collection and disbursement of payments of mortgage principal and interest, the collection of payments of taxes and insurance premiums to pay property taxes and insurance premiums and management of certain loan default activities (collectively, "servicing"); and (iv) risk management, a program primarily designed to protect the economic performance of the servicing portfolio that could otherwise be adversely affected by increased loan prepayments due to declines in interest rates.

     Mortgage bankers originate loans generally through two channels: wholesale and direct. Wholesale origination involves the origination of mortgage loans from sources other than homeowners, including mortgage brokers and other mortgage lenders. Direct origination typically includes (i) networks of retail loan offices with sales staff that solicit business from homeowners, realtors, builders and other real estate professionals, (ii) centers that use telemarketing, direct mail, and advertising to market loans directly to home buyers or homeowners, (iii) affinity and co-branding partnerships and (iv) corporate relocation programs. Once originated or purchased, mortgage bankers hold the loans temporarily ("warehousing") until they are sold, typically earning an interest spread equal to the difference between the loan's interest rate and the cost of financing the loan. Each loan is sold either excluding or including the associated right to service the loan ("servicing retained" or "servicing released," respectively).

     Mortgage bankers rely mainly on short-term borrowings, such as warehouse lines, to finance the origination of mortgages that are sold. Mortgage bankers also borrow on a longer term basis to finance their servicing assets and working capital requirements. Revenues consist primarily of those related to servicing and, to a lesser extent, fees and interest spreads from originations. The major expenses of a mortgage banker include costs of financing, operating costs related to origination and servicing and the amortization of mortgage servicing rights.

     Mortgage bankers typically seek to retain the rights to service the loans they originate or acquire in order to generate recurring fee income. The purchase and sale of servicing rights can occur on a loan-by-loan basis ("flow") or on a portfolio (group of loans) basis ("bulk" or "mini-bulk"). Prices for servicing rights are typically stated as a multiple of the servicing fee or as a percentage of the outstanding unpaid principal balance for a group of mortgage loans. Values of servicing portfolios are generally based on the present value of the servicing fee income stream, net of servicing costs, expected to be received over the estimated life of the loans. The assets of a mortgage banking company consist primarily of mortgage loans held for sale and the value of the servicing rights.

     HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships.

Loan Production Activities

     As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. By focusing on production channels with a variable cost structure, HomeSide eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost loan origination networks, HomeSide is positioned to weather a variety of interest rate environments. For the nine months ended September 30, 1998, HomeSide was ranked the ninth largest originator in the United States, according to Inside Mortgage Finance, with approximately 2% market share of the estimated $1.0 trillion single-family mortgage origination market.

     The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the period from February 11, 1998 to September 30, 1998, and the HomeSide, Inc. predecessor periods March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997 (in millions):


                                         HOMESIDE, INC.         HOMESIDE, INC.
                 FOR THE PERIOD FROM      PREDECESSOR            PREDECESSOR
                  FEBRUARY 11, 1998    FOR THE PERIOD FROM   FOR THE PERIOD FROM
                         TO             MARCH 1, 1997 TO      MARCH 16, 1996 TO
                 SEPTEMBER 30, 1998    FEBRUARY 10, 1998      FEBRUARY 28, 1997
                 -------------------   -------------------   -------------------
Wholesale:

  Correspondent          $11,309              $13,304              $11,113
  Co-issue (a)             2,906                5,584                8,222
  Broker                   1,980                1,305                  843
                         -------              -------              -------
    Total wholesale       16,195               20,193               20,178
Direct                       631                  337                  700
                         -------              -------              -------
   Total production       16,826               20,530               20,878
Bulk acquisitions (b)     18,947                3,446                4,073
                         -------              -------              -------
   Total production and
          acquisitions   $35,773              $23,976              $24,951
                         =======              =======              =======

(a) Represents the acquisition of servicing rights, not the underlying loans. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

(b) Represents the acquisition of servicing rights from another servicer. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

     Total loan production, excluding bulk acquisitions, was $16.8 billion for the period from February 11, 1998 to September 30, 1998 compared to $20.5 billion for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, a 21% increase on an annualized basis. HomeSide's correspondent lending and broker channels were the primary contributors to production volume increases on an annualized basis. On June 5, 1998, HomeSide completed the addition of Banc One as a Preferred Partner. As a Preferred Partner, Banc One will sell a significant portion of the residential mortgage loans it originates to HomeSide over the next five years. During the period from February 11, 1998 to September 30, 1998, HomeSide also purchased the operations of NationsBank's subsidiary Loan America, a national broker network. This purchase will contribute to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. Total loan production, excluding bulk acquisitions, of $20.5 billion for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 was relatively equal to the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997.

     The interest rate environment has significantly affected the size of the mortgage origination market. When interest rates decline, increasing numbers of mortgagees refinance their loans. As a result, the mortgage origination market grows. The estimated mortgage origination market for the year ending December 31, 1998 is $1.4 trillion (estimated), compared to $0.8 trillion and $0.8 trillion for the years ended December 31, 1997 and 1996, respectively. The percentage of refinance volume is 50% (estimated) , 31% and 29% , respectively, for the years ending December 31, 1998, 1997 and 1996.

     During this period of high refinances, HomeSide has strived to keep production at a level which is sustainable should the market size return to 1997 and 1996 volumes. To maintain and increase the servicing portfolio size during this period of relatively high portfolio runoff, HomeSide has emphasized its acquisitions strategy.

     Bulk servicing acquisitions totaled $18.9 billion for the period from February 11, 1998 to September 30, 1998 and included a $16.6 billion servicing portfolio purchase from Banc One. This purchase was a continuation of HomeSide's targeted approach to grow the servicing portfolio. HomeSide also made bulk servicing acquisitions of $3.4 billion and $4.1 billion during the HomeSide, Inc. predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, respectively.

      As borrowers took advantage of declining interest rates, HomeSide's percentage of loan production attributable to refinances totaled 57% for the period from February 11, 1998 to September 30, 1998. The interest rate that prevailed during the period from February 11, 1998 to September 30, 1998, was favorable for fixed rate mortgages, which totaled 95% of total fundings for the period.

     HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide formed an alliance with a subprime lender, which allows HomeSide to offer additional mortgage-related products to the production network. The subprime lending division, HomeSide Equities, launched operations in January 1998.

Servicing Portfolio

     Management believes that HomeSide is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $115.8 billion, HomeSide services the loans of approximately 1.4 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. At September 30, 1998, HomeSide was ranked the sixth largest servicer in the United States, with approximately 3% market share of the $4.2 trillion single family mortgages outstanding.

     The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the period from February 11, 1998 to September 30, 1998, and the HomeSide, Inc. predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997 (in millions):


                                                            HOMESIDE, INC.         HOMESIDE, INC.
                                    FOR THE PERIOD FROM      PREDECESSOR            PREDECESSOR
                                     FEBRUARY 11, 1998    FOR THE PERIOD FROM   FOR THE PERIOD FROM
                                            TO             MARCH 1, 1997 TO      MARCH 16, 1996 TO
                                    SEPTEMBER 30, 1998    FEBRUARY 10, 1998      FEBRUARY 28, 1997
                                    -------------------   -------------------   -------------------

Balance at beginning of period            $99,956                $90,192              $42,907
Acquisition of Barnett Mortgage
   Company                                   -                      -                 33,082
Other additions                            35,773                 23,976               25,252
                                    -------------------   -------------------   -------------------
     Total additions                       35,773                 23,976               58,334
                                    -------------------   -------------------   -------------------
Scheduled amortization                      1,749                  2,038                1,822
Prepayments                                16,959                 11,097                6,226
Foreclosures                                  848                    682                  514
Sales of servicing                            373                    395                2,487(a)
                                    -------------------   -------------------   -------------------
     Total reductions                      19,929                 14,212               11,049
                                    -------------------   -------------------   -------------------
Balance at end of period                 $115,800                $99,956              $90,192
                                    ===================   ===================   ===================

(a) Includes $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company.

     The number of loans serviced at September 30, 1998 was 1,409,595, compared to 1,185,241 at February 10, 1998 and 1,087,336 at February 28, 1997. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. At September 30, 1998, HomeSide has substantially converted its loan servicing portfolio to its proprietary servicing software.

RESULTS OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998 COMPARED TO THE HOMESIDE, INC. PREDECESSOR PERIOD FROM MARCH 1,1997 TO FEBRUARY 10, 1998:

Summary

     HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased 19% on an annualized basis to $57.9 million for the period from February 11, 1998 to September 30, 1998 from $74.8 for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. Total revenues for the period from February 11, 1998 to September 30, 1998 increased 36%, on an annualized basis, to $243.0 million from $274.9 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. Strong production volumes, growth in fee income, and lower cost of funds were the key contributors to HomeSide's success. The U.S. housing market was exceptionally strong during the period from February 11, 1998 to September 30, 1998, with record low mortgage rates and high mortgage pre-payment activity. HomeSide acquired Banc One Mortgage's $16.6 billion servicing portfolio on June 5, 1998. This acquisition increased HomeSide's servicing portfolio by 15% on that date. As part of the acquisition, Banc One agreed to sell HomeSide the loans produced by its loan production networks, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased as a result of increases in average interest-earning assets and reduced borrowing costs from improved credit ratings and the issuance of medium-term notes. Total expenses increased, on an annualized basis, for the period from February 11, 1998 to September 30, 1998 from the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 as a result of increases in production volume, amortization expense related to the goodwill associated with the merger with the National (see Note 1) and expenses associated with the growing mortgage servicing portfolio and high loan pre-payment activity.

Net Servicing Revenue

     Net servicing revenue was $123.8 million for the period from February 11, 1998 to September 30, 1998 compared to $188.0 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

     Mortgage servicing fees increased 22%, on an annualized basis, to $315.5 million for the period from February 11, 1998 to September 30, 1998 from $398.2 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10,1998, primarily as a result of the Banc One Mortgage acquisition and growth of the servicing portfolio through loan production channels. The servicing portfolio increased to $115.8 billion at September 30, 1998 compared to $100.0 billion at February 10, 1998, due to increased production volume and bulk acquisitions, partially offset by prepayments and scheduled amortization. The prepayment rate of the servicing portfolio was 25% for the period from February 11, 1998 to September 30, 1998, up from 16% from the period from March 1, 1997 to February 10, 1998. The prepayment rate is affected by the level of refinance activity, which is driven by the relative level of mortgage interest rates and activity in the home purchase market. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.72% at September 30, 1998 and 7.85% at February 10, 1998. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.468% for the period from February 11, 1998 to September 30, 1998 and 0.438% for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The increase in the weighted average servicing fee for the period from February 11, 1998 to September 30, 1998 compared to the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 was due to growth of ancillary revenues, including late fees and other mortgage-related products.

     Amortization expense increased 40%, on an annualized basis, to $191.7 million for the period from February 11, 1998 to September 30, 1998 from $210.2 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, as a result of the record low interest rate environment. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

Net Interest Revenue

     Net interest revenue is driven by the level of interest rates, the direction in which rates are moving, the spread between short and long-term interest rates and the rates at which HomeSide is able to borrow. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes and the interest rates HomeSide earns on loans and pays to its lenders.

     Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide's loan production volumes. Higher loan production volumes resulted in higher average balances of loans held for sale and consequently higher levels of interest income earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

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

     Net interest revenue increased to $29.0 million for the period from February 11, 1998 to September 30, 1998 from $0.02 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, primarily due to increases in net interest earned on mortgage loans held for sale and escrow deposits partially offset by increased interest expense on borrowings to fund the growing mortgage servicing assets. The average balance of mortgage loans held for sale increased as a result of increased production, on an annualized basis, during the period from February 11, 1998 to September 30, 1998. The principal balances of prepaid mortgage loans are accumulated in escrow accounts before they are remitted to investors. During periods of declining interest rates, prepayments, escrow balances and the related earnings increase. During the period from February 11, 1998 to September 30, 1998, net interest income was also positively affected by lower funding rates obtained through improved credit ratings, the issuance of medium-term notes and net interest income from the early pool buyout program. On June 23, 1998, HomeSide established a line of credit with the National with a borrowing rate of LIBOR. HomeSide's primary operating subsidiary, HomeSide Lending, Inc. issued $410 million of medium-term notes to the public market at an average borrowing cost of 6.0% during the period from February 11, 1998 to September 30, 1998 and $750.0 million of medium-term notes issued with an average borrowing cost of 6.251% as of February 10, 1998. The proceeds were used to pay down existing bank debt, purchase the Banc One servicing portfolio, and fund the early pool buyout program. The early pool buyout program involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

Net Mortgage Origination Revenue

     Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

     Net mortgage origination revenue was $79.2 million for the period from February 11, 1998 to September 30, 1998 compared to $85.2 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, a 43% increase on an annualized basis. Favorable results were largely attributable to the declining mortgage interest rates, which sparked significant increases in refinancing levels and the origination market. As a result, HomeSide's loan production volumes increased, on an annualized basis, primarily through preferred seller relationships and HomeSide's broker and correspondent lending channels. The increase also reflects an increase in margins due to a declining interest rate environment.

Other Income

     Other income for the period from February 11, 1998 to September 30, 1998 was $11.0 million compared to $1.7 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The increase was primarily due to gains on sales of reinstated loans from the early pool buyout program and real estate tax service fees.

Salaries and Employee Benefits

     Salaries and employee benefits expense was $74.0 million for the period from February 11, 1998 to September 30, 1998 compared to $75.4 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The increase on an annualized basis was due to growth in the number of employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume. Additional servicing employees were added for the Banc One acquisition. Although substantially all of the servicing operations acquired from Banc One were integrated into the existing Jacksonville and San Antonio servicing sites at September 30, 1998. The average number of full-time equivalent employees increased to 2,356 for the period from February 11, 1998 to September 30, 1998 from 1,891 for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998.

Occupancy and Equipment Expense

     Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the period from February 11, 1998 to September 30, 1998 was $13.1 million compared to $15.4 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The annualized increase was mainly due to increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

     During the period from February 11, 1998 to September 30, 1998, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $21.2 million compared to $22.0 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The increase, on an annualized basis, was largely attributable to the growth of the servicing portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages.

     Included in accounts payable and accrued liabilities at September 30, 1998 and February 10, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

     The following table sets forth HomeSide's delinquency and foreclosure experience:


                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)


                                           SEPTEMBER 30, 1998  FEBRUARY 10, 1998
                                           ------------------  -----------------
Servicing Portflio Delinquencies
 excluding bankruptcies (at end of period)

30 Days                                        3.72%                 3.52%
60 Days                                        0.81                  0.78
90 Days                                        0.65                  0.72
                                           ------------------  -----------------
   Total past due                              5.18%                 5.02%
                                           ==================  =================
Foreclosure Pending (at end
     of period)                                0.70%                 0.74%
                                           ==================  =================
Weighted average portfolio age in months       46.1                  43.6

Other Expenses and Goodwill Amortization

     Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

     Other expenses, excluding goodwill amortization of $22.8 million resulting from the acquisition of HomeSide by the National, were $39.8 million during the period from February 11, 1998 to September 30, 1998, compared to $39.4 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The annualized increase was primarily due to expenses associated with higher production volumes and the growing mortgage servicing portfolio.

Income Tax Expense

     HomeSide's income tax expense was $37.0 million for the period from February 11, 1998 to September 30, 1998 and $47.8 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. The effective income tax rate for the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 was approximately 51% and 39%, respectively. The increase was due to the tax effects of goodwill as a result of the merger with the National.

RESULTS OF OPERATIONS FOR THE HOMESIDE, INC. PREDECESSOR PERIOD FROM MARCH 1, 1997 TO FEBRUARY 10, 1998 COMPARED TO THE HOMESIDE, INC. PREDECESSOR PERIOD FROM MARCH 16, 1996 TO FEBRUARY 28, 1997

Summary

     HomeSide's net income increased 102% to $74.8 million for the period from March 1, 1997 to February 10, 1998 from $37.0 million for the period from March 16, 1996 to February 28, 1997. Total revenues for the period from March 1, 1997 to February 10, 1998 increased 27% to $274.9 million from $217.1 million for the period from March 16, 1996 to February 28, 1997. The increases in net income and revenues for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 were primarily attributable to the acquisition of Barnett Mortgage Company ("BMC") on May 31, 1996 and increases of $31.4 million in net servicing revenue, $19.1 million in net mortgage origination revenue and $6.2 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996. Its acquisition increased HomeSide's servicing portfolio by 75% on that date, and was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $100.0 billion at February 10, 1998 from $90.2 billion at February 28, 1997, an 11% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily because of lower borrowing costs resulting from the lower interest rate environment during the period ending February 10, 1998, improved terms for the bank line of credit and the issuance of medium-term notes. The Company's improved credit ratings lowered the cost of borrowing under the bank line of credit and enabled HomeSide to issue publicly traded notes, which expanded borrowing capacity.

 Net Servicing Revenue

     Net servicing revenue was $188.0 million for the period from March 1, 1997 to February 10, 1998 compared to $156.5 million for the period from March 16, 1996 to February 28, 1997. Mortgage servicing fees increased 27% to $398.2 million for the period from March 1, 1997 to February 10, 1998 from $312.3 million for the period from March 16, 1996 to February 28,1997, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $100.0 billion at February 10, 1997 compared to $90.2 billion at February 28, 1997. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.439% and 0.431% for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively. The increase in the weighted average servicing fee for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 was due to growth of ancillary revenues, including late fees and other mortgage-related products. Amortization expense increased to $210.2 million for the period March 1, 1997 to February 10, 1998 from $155.8 million for the period from March 16, 1996 to February 28, 1997 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 86 basis points in average mortgage interest rates from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998.

 Net Interest Revenue

     Net interest revenue increased $6.2 million for the period from March 1, 1997 to February 10, 1998 to $0.02 million from ($6.2) million for the period from March 16, 1996 to February 28, 1997, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the period from March 1, 1997 to February 10, 1998, HomeSide's primary operating subsidiary, HomeSide Lending, Inc. issued $750.0 million of medium-term notes to the public market at an average cost of 6.251% as of February 10, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

     Interest income increased from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998, primarily as a result of an increase of $246.6 million in the average balance of loans held for sale. Interest expense increased from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998 as a result of increased borrowings to fund growth of the servicing portfolio and loan origination activity. These expenses were offset by an increase in credits received on borrowings as a result of higher average balances of custodial deposits.

Net Mortgage Origination Revenue

     Net mortgage origination revenue was $85.2 million for the period from March 1, 1997 to February 10, 1998 compared to $66.1 million for the period from March 16, 1996 to February 28, 1997, a 29% increase. The increase in net mortgage origination revenue during the period from March 1, 1997 to February 10, 1998 as compared to the period from March 16, 1996 to February 28, 1998 is due in part to an increase in loan production volumes resulting from the preferred seller relationships with Barnett and BankBoston and HomeSide's broker and correspondent lending channels. The increase also reflects larger gains from secondary marketing activities.

Salaries and Employee Benefits

     Salaries and employee benefits expense was $75.4 million for the period from March 1, 1997 to February 10, 1998 compared to $73.0 million for the period from March 16, 1996 to February 28, 1997 due to growth in the number of employees as a result of the purchase of the BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees increased to 1,805 for the period from March 1, 1997 to February 10, 1998 from 1,593 for the period from March 16, 1996 to February 28, 1997.

Occupancy and Equipment Expense

     Occupancy and equipment expense for the period from March 1, 1997 to February 10, 1998 was $15.4 million compared to $11.8 million for the period from March 16, 1996 to February 28, 1997. The increase in expense was mainly due to increases in the costs of information systems required to handle the growing mortgage servicing portfolio.

Servicing Losses on Investor-Owned Loans and Foreclosure-Related Expenses

     During the period from March 1, 1997 to February 10, 1998, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $22.0 million compared to $17.9 million for the period from March 16, 1996 to February 28, 1997. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses. Included in accounts payable and accrued liabilities at February 10, 1998 and February 28, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million.

     The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES

                             (PERCENT BY LOAN COUNT)

                                           SEPTEMBER 30, 1998  FEBRUARY 10, 1998
                                           ------------------  -----------------
Servicing Portflio Delinquencies
 excluding bankruptcies (at end of period)

30 Days                                        3.52%                 3.27%
60 Days                                        0.78                  0.69
90 Days                                        0.72                  0.54
                                           ------------------  -----------------
   Total past due                              5.02%                 4.50%
                                           ==================  =================
Foreclosure Pending (at end
     of period)                                0.74%                 0.72%
                                           ==================  =================


Other Expenses

     Other expenses during the period from March 1, 1997 to February 10, 1998 were $39.4 million, compared to $41.7 million for the period from March 16, 1996 to February 28, 1997. The decrease was primarily due to decreases in advertising and certain loan origination expenses.

Income Tax Expense

     HomeSide's income tax expense was $47.8 million for the period from March 1, 1997 to February 10, 1998 and $29.3 million for the period from March 16, 1996 to February 28, 1997. The increase was attributable to an increase in net income. The effective income tax rate for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997 was approximately 39% and 40%, respectively.

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

     During the period from February 11, 1998 to September 30, 1998, HomeSide utilized options on U.S. Treasury bond and note futures and U.S. Treasury bond and note futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

     During the period from February 11, 1998 to September 30, 1998, deferred gains on risk management contracts resulted in net deferred hedge gains of $389.6 million which are included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the period from February 11, 1998 to September 30, 1998 is as follows (in thousands):



        Net deferred hedge balance at February 11, 1998               -
        Net deferred hedge gains                                394,157
        Amortization of net deferred hedge gains                 (4,585)

                                                             ===========
        Net deferred hedge balance at September 30, 1998      $  389,572
                                                             ===========

     HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at September 30, 1998 was $120.2 million, which was equal to their carrying amount because the risk management contracts are marked-to-market at each reporting date. See "-Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts. See Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks and from the National, including a warehouse credit facility and a servicing-related facility, medium-term notes and cash flow from operations. In the past, the Company has also utilized short-term credit facilities and public offerings of common stock. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage backed securities.

Operations

     Net cash used in operations for the period from February 11, 1998 to September 30, 1998 was $415.7 million. Net cash used in operations for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 was $247.7 million. Net cash provided by operations for the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997 was $203.8 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

Investing

     Net cash used in investing activities for the period from February 11, 1998 to September 30, 1998 was $611.8 million. Net cash used in investing activities was $773.7 million and $862.2 million for the HomeSide, Inc. predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997. Cash was used for the purchase and origination of mortgage servicing rights. For the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, cash was also used for funding the early pool buyout program. During the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, these uses of cash were offset by net proceeds from risk management contracts, while during the period from March 16, 1997 to February 28, 1997, cash was used to purchase risk management contracts. During the period from February 11, 1998 to September 30, 1998, HomeSide also made a net payment of $201.0 million to acquire the servicing portfolio of Banc One. During the period from March 16, 1996 to February 28, 1997, HomeSide made net payments of $133.4 million and $106.2 million to acquire certain mortgage banking operations of BBMC and BMC, respectively (see Note 4 of Notes to Consolidated Financial Statements). Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

     Net cash provided by financing activities was $1,030.4 million for the period from February 11, 1998 to September 30, 1998, $1,000.8 million for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 and $711.1 million for the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997. The primary source of cash from financing activities during the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998 was from the issuance of medium-term notes and net borrowings from HomeSide's line of credit. The primary sources of cash from financing activities during the period from March 16, 1996 to February 28, 1997 were net borrowings under HomeSide's lines of credit, proceeds from issuance of common stock and from the issuance of Notes. Cash used in financing activities during the period ended September 30, 1998 and the HomeSide, Inc. predecessor period ended February 10, 1998 was used for the payment of debt issue costs. Cash used in financing activities for the period ended February 28, 1997 was used to repay a bridge loan, partially repay Notes and the payment of debt issue costs.

     During the period from February 11, 1998 to September 30, 1998, net cash used in operations was $415.7 million, net cash used in investing activities was $611.8 million and net cash provided by financing activities was $1,030.4 million, resulting in a net increase in cash of $2.9 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

YEAR 2000

General. In common with many business users of computers around the world, the Company has investigated to what extent the date change from 1999 to 2000 may affect its business. The Company has established a program designed minimize that the impact of the change to 2000 on the Company and its customers. The Board of Directors has made the work associated with the change to 2000 a key priority for management.

The Company uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by the Company, software and systems purchased from outside vendors and software and systems used by the Company's third party providers. The Company recognizes that the Year 2000 issue is one of the most complex data processing problems faced by businesses worldwide. As the Company approaches the century change, its primary objective is to maintain "business as usual."

The  Company  began  its   information   technology  Year  2000  assessment  and
remediation efforts in the third quarter of calendar year 1996 under the sponsorship of its executive management. A formal, enterprise-wide program commenced in January 1998. The Year 2000 issue has been identified as a top priority. The Company's executive management and Board of Directors are provided with frequent detailed updates. The Company has dedicated resources to assess, repair and test programs, applications, equipment and facilities. The Company has established a Year 2000 Program Office that is coordinating the preparations for the change to 2000 with each business unit throughout the Company.

The Company's program involves an extensive review of its own operations and scoping the work that needs to be completed to minimize any potential impact. This includes reviewing the possible effects on the Company arising out of how third parties manage their transition to 2000. The work demonstrates that there are two possible key impacts:

        Internal - the change to 2000 could cause interruptions, errors in calculations or delays to the Company's critical business processes via unexpected system or application malfunctioning.

        External  - the  impact  on the  Company's  own  operations  from  third parties, including customers, vendors, suppliers, regulators and electronic distribution channels which may be impacted by the change to 2000. This includes any secondary or systemic impact that may arise from the change to 2000 and the risk of disruption in the capital and secondary mortgage markets on which the Company is dependent.

The Company's strategy for addressing Year 2000 focuses on four teams, which together address all aspects of the Company's business. The Information Technology team addresses all of the Mainframe, LAN and client server applications. The End User Computing (or Business) team addresses the business risks within each of the operating departments, including facilities' risk. This area of study involves the greatest concentration of embedded chips. The Enterprise team addresses the corporate-wide risks posed by the Year 2000, including business continuity planning to be implemented by individual business units. Finally, the Year 2000 Program Office coordinates the Company's Year 2000 readiness efforts and is responsible for communications, vendor management, project documentation and reporting. The Company's Year 2000 Program Office and overall Year 2000 Program are managed by a Year 2000 Program Director whose full-time resources and responsibilities are dedicated to this effort under the sponsorship of the Chief Financial Officer and Chief Information Officer.

Throughout all phases of the Year 2000 Program, including the inventory and assessment phases, the Year 2000 teams aim to complete all required work while minimizing disruption to the current service delivery levels of the Company. Central management of the project is executed using fully dedicated staff with high levels of subject matter knowledge. In order to speed the assessment and remediation aspects of the mainframe and client server IT projects, a factory philosophy has been adopted using Paragon Computer Professionals, Inc. as the primary outsourcer. Contractors are used internally where subject matter expertise is not required.

State of Readiness. The Company's approach to preparing for the change to 2000 includes a standard set of methods and tools, customized as applicable to each team, to coordinate and drive the project to completion.

The approach consists of six phases:

1. Assessment - Defining each system and process to determine if there are date dependencies and how to resolve them. For business continuity purposes, assessment includes identifying event and dependency risk.

2. Remediation - Implementing the steps identified in the assessment phase, including code remediation and development of contingency plans.

3.         Testing - Developing  and  implementing  test scripts to determine if
           remediated  code  is  correct  and  assurance   testing  of  business
           continuity plans.

4. Implementation - Moving all approved changes from testing into production and execution of contingency plans as may be required.

5. Check-Off - Formally acknowledging that each process has been implemented and is functioning correctly.

6. Clean Management - Employing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment, once check-off has been completed.

The Company's Information Technology and Business Teams have substantially completed its assessment of the Company's systems and business processes for Year 2000 vulnerability. The assessment has included substantially all hardware and software systems, embedded systems, buildings and equipment, and business processes. The assessment has also included a review of the Company's dependencies on third parties, including vendors, suppliers and customers.

The Company has established certain key milestones in its Year 2000 Program. Those milestones are:

o       Assessment of substantially all systems and processes by July 31, 1998;

o Remediation and internal testing of all mission critical applications substantially completed by December 31, 1998;

o End-to-end testing of all mission critical systems with material third parties substantially completed by March 31, 1999; and

o Remediation and testing of all non-mission critical systems and clean management of all systems through 1999.

The Company has completed its assessment of all systems and processes. Remediation and internal testing of mission critical systems is underway and, as of the date of this filing, substantially complete. The Company is presently "on time" in complying with the milestones and internal timetable the Company has established in preparation for the change to 2000 in line with its regulator's suggested completion dates for core systems. Set forth below is a graphical depiction of the Company's state of readiness in the first five action phases of the Company's project plan, divided to show progress as to the Information Technology (IT) portion of the project, the Company's two primary servicing systems, and the end-user computing portion of the project as of December 11, 1998:



           IT ACHIEVEMENTS (EXCLUDES SERVICING SYSTEMS)                                   %

                                                                       DATE           COMPLETE

 ASSESSMENT

 Full assessment of all IT components impacted by the turn of           6/30/98          100%
 the century.

 REMEDIATION

 Repair or Replace all IT components found to be non-compliant.         9/30/98           68%
                                                                       10/31/98           91%
                                                                       12/11/98          100%
 TESTING INTERNAL

 Test all IT Y2K impacted internal components in a simulated and        9/30/98           30%
 real future date environment.                                         10/31/98           41%
                                                                       12/11/98           76%
                                                                       12/31/98           82%
                                                                        3/31/99          100%

 TESTING EXTERNAL

 Testing with customers,and vendors/service providers.                 12/11/98            0%
                                                                        3/31/99           65%
                                                                        6/30/99          100%
 IMPLEMENTATION

 Place into the production operating environment all IT                 9/30/98           17%
 components tested and deemed to be Y2K ready.                         10/31/98           26%
                                                                       12/11/98           87%
                                                                        3/31/99          100%

 CHECK-OFF

 Official sign-off by the business and technology owner of the          9/30/98            5%
 component that the component is Y2K ready.                            10/31/98           17%
                                                                       12/11/98           65%
                                                                        3/31/99          100%

The charts set forth above show the status of completion of the number of gross technology applications identified by the Company for remediation measured by each of the various phases of the Company's Year 2000 Program. This chart measures the progress on thirty-four (34) key Information Technology applications, of which 15 have been designated as mission critical. As to these thirty-four (34) key applications, as of December 15, 1998, assessment is 100% complete, remediation is 100% complete, and internal testing is 76% complete. The balance of testing is primarily end-to-end testing with material third parties, which is scheduled to take place prior to March 31, 1999.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). Because of their critical importance to the Company's operations, these systems are not included in the above charts. Rather, progress as to these two systems is set forth separately in the charts below. As to these two systems, as of December 15, 1998, assessment is 100% complete, remediation is 100% complete, and internal testing is 70% complete. The balance of testing is primarily end-to-end testing with material third parties, which is scheduled to take place prior to March 31, 1999.

               IT ACHIEVEMENTS (SERVICING SYSTEMS)                                        %

                                                                       DATE           COMPLETE

 ASSESSMENT

 Full assessment of all IT components impacted by the turn of           9/30/98          100%
 the century.

 REMEDIATION

 Repair or Replace all IT components found to be non-compliant.         9/30/98           90%
                                                                       12/11/98          100%
 TESTING INTERNAL

 Test all IT Y2K impacted internal components in a simulated and       12/11/98           69%
 real future date environment.                                         12/31/98           95%
                                                                        3/31/99          100%

 TESTING EXTERNAL

 Testing with customers,and vendors/service providers.                 12/31/99            0%
                                                                        3/31/99          100%

 IMPLEMENTATION

 Place into the production operating environment all IT                12/31/98           50%
 components tested and deemed to be Y2K ready.                          3/31/99          100%


 CHECK-OFF

 Official sign-off by the business and technology owner of the         12/31/98           50%
 component that the component is Y2K ready.                             3/31/99          100%


The Company's Year 2000 Program also addresses end-user computing issues presented by the year 2000 change. The following charts depict the Company's progress in addressing systems and business processes other than information technology systems. As to those business processes and systems, as of December 15, 1998, assessment is 100% complete, remediation is 96% complete and testing is 56% complete. The balance of remediation is scheduled for completion by March 31, 1999. Testing, implementation and check-off is scheduled to be completed prior to June 30, 1999.

                  END-USER COMPUTING ACHIEVEMENTS                                        %
                                                                        DATE         COMPLETE

 ASSESSMENT

 Full assessment of all non-IT components impacted by the turn of      12/11/98           94%
 the century.

 REMEDIATION

 Repair or replace all non-IT components found to be non-compliant.    12/11/98           51%
                                                                        3/31/99           90%
                                                                        6/30/99          100%
 TESTING

 Test all non-IT Y2K impacted components in a simulated and real       12/11/98           39%
 future date environment. Includes testing with customers,and           3/31/99           60%
 vendors/service providers.                                             6/30/99          100%

 IMPLEMENTATION

 Place into the production operating environment all non-IT            12/11/98            0%
 components tested and deemed to be Y2K ready.                          3/31/99           40%
                                                                        6/30/99          100%

 CHECK-OFF

 Official sign-off by the business owner of the non-IT component       12/11/98            0%
 that the component is Y2K ready.                                       3/31/99           40%
                                                                        6/30/99          100%

The information set forth above is not weighted to reflect the relative criticality of individual applications. Moreover, not all applications require the same level of effort for remediation and testing. Therefore, a significant percentage of completion of one phase of the program, taken out of context, may not fully reflect the Company's overall state of preparedness. In addition, the reality of the Year 2000 work, its breadth, dependencies and linkages (including satisfactory and timely delivery by key vendors) means that there may be some work which will not be completed by the milestone target.

The Company has relationships with vendors, customers and other third parties that rely on software and systems that may not be ready for the change to 2000. However, it is not possible in all cases to obtain complete, accurate and timely information regarding the Year 2000 programs of third parties. Further, the Company's ability to direct such third parties efforts or change relations with such third parties is often limited. There can be no assurance that third parties on which the Company relies will complete their Year 2000 programs on time or that Year 2000 failures by such third parties will not have a material adverse effect on the Company's results of operations.

The Company is currently reviewing the Year 2000 efforts of its mission critical vendors, customers and service providers. The Company has identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company is targeting these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process is ongoing and testing is planned for the first quarter of 1999. The Company is also scheduled to participate in inter-industry testing sponsored by the Mortgage Bankers Association of America and the Federal National Mortgage Association in the first quarter of 1999.

The Company has been successful in negotiating Year 2000 amendments to its contracts with several mission critical vendors. These amendments contain representations and warranties by the vendors as to their state of readiness to meet the Year 2000 challenge and indemnification and other remedies in favor of the Company in the event the Company suffers a loss because the vendor does not successfully manage the change to 2000.

Cost of Year 2000 Efforts. The Company acknowledges that work needs to be carried out in virtually all aspects of its business to ensure that the Company successfully manages the change to 2000. The Company presently estimates these costs to total approximately $15.0 million.

Year 2000 costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company does not separately track the indirect costs incurred in its Year 2000 program.

Through September 30, 1998, the Company had expended approximately $4.7 million of its total budget. Through November 30, 1998, the most recent date for which information is available prior to this filing, the Company had expended approximately $5.8 million of its total Year 2000 budget. A significant portion of the budget is allocated to testing and will be expended in the period ending March 31, 1999, the scheduled conclusion of end-to-end testing. In addition, the Company anticipates significant expenditures after March 31, 1999 associated with employee retention efforts, continued testing, clean management of systems and maintenance of its Year 2000 Program Office. The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation is operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the fiscal year ended September 30, 1998 was approximately 23%. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the fiscal year ending September 30, 1999 is estimated at 13%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

The Company's Year 2000 Program is complex and reliant upon coordination with numerous third parties. Accordingly, the effort and costs in any given period will depend upon progress. The Company's current Year 2000 budget of $15 million is based on the current status of the Year 2000 Program and is subject to change. The budget of $15 million does not take into account any potential losses the Company may suffer as a result of Year 2000 failures, or any claims for loss or damage that may be asserted against the Company by third parties, which may result if the Company or third parties do not successfully manage the effect of the Year 2000 date change.

Risks. The Company's risk management office is actively involved in the Company's Year 2000 Program. The most reasonably likely worst case Year 2000 scenario, disregarding the Company's remediation efforts and contingency planning, is a failure in its loan servicing software and/or systems. Such a failure would result in material disruption in the Company's operations preventing it from discharging its contractual obligations to service mortgage loans in an accurate and timely fashion. The consequences of such disruption could include, among other things, revocation of the Company's status as an FHA/VA approved lender/servicer and Fannie Mae/Freddie Mac approved seller/servicer, incorrect processing and/or reporting of payments to consumers and investors, a material loss of revenue, and litigation with third parties alleging losses related to servicing failure.

While working to ensure that the Company's primary objective of business as usual before, during and through 2000 is achieved, there can be no guarantee that its Year 2000 program will be successful in all respects or that the date change for 1999 to 2000 will not materially affect the Company's business in some form.

Contingency Planning. The Company's Year 2000 Program is based on the assumption that 100% impact coverage is neither feasible nor practical. It is possible that the Company or third parties on which the Company depends may have unplanned system difficulties during the transition through 2000, or that third parties may not successfully manage the change to 2000. Therefore, an integral part of the Company's Year 2000 Program is the development of contingency plans in anticipation of systems or third party failure. These contingency plans are being developed for individual applications, systems and business processes. Individual departments within the Company, acting under the supervision and direction of the Year 2000 Program Enterprise team, are reviewing and adjusting existing business continuity planning to incorporate these circumstances, and to seek to ensure that the Company meets its primary objective of "business as usual" before, during and through 2000.

The foregoing disclosure, including the description of a worst case Year 2000 scenario, is furnished in response to and in compliance with the Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers, Securities Act Rel. No. 33-7448 (July 30, 1998).

QUANTITATIVE AND QUALITATIVE MARKET RISK

Interest rate risk is the most significant market risk affecting HomeSide. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. From a corporate perspective, the economics of the Company's production and servicing lines-of-business can be leveraged, in part, to mitigate the Company's exposure to interest rate risk. In addition and as part of its risk management programs, the Company purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business to manage its exposure to interest rate risk. The Company uses financial instruments for the purpose of managing interest rate risks to protect the value of its mortgage loans held for sale and mortgage commitment pipeline. Risk management instruments are used by HomeSide to manage interest rate risk associated with the value of its mortgage servicing rights which have characteristics such that they tend to decrease in value as interest rates decline and increase in value as interest rates rise. Interest rate swaps are also used to convert funding sources to floating rates. The Company has no market risk sensitive instruments held for trading purposes.

Management actively monitors and manages its exposure to interest rate risk. Various valuation tools are employed to perform sensitivity analyses in order to quantify the financial impact of changes in interest rates. These analyses are performed for various interest rate scenarios to capture the expected economic change in market value of rate-sensitive assets, liabilities and commitments. Additionally, the analyses are performed to capture the expected accounting impact on future earnings for a specified time frame.

Several modeling techniques are utilized including static shock, option adjusted spread, option pricing, and discounted cash flow models. A number of key rate sensitive assumptions are included in the modeling such as implied volatility, prepayment rates, and yield requirements. Various analyses of the Company's exposure to interest rate risk are reviewed on at least a monthly basis by the Company's Asset/Liability Committee, which reports to the Board of Directors.

The sensitivity analyses described above were applied to the Company's rate-sensitive assets, liabilities, commitments and the Company's on- and off-balance sheet financial instruments at September 30, 1998. The sensitivity analyses reflect that an instantaneous 50 basis point increase in rates would result in a positive variance to net income of $9.0 million over a simulated 12-month period. An instantaneous 50 basis point decrease in rates would result in a negative variance to net income of $12.0 million over a simulated 12-month period. Under neither rate scenario would net income be affected by impairment of rate-sensitive assets. The sensitivity analyses relate solely to the Company's rate-sensitive assets, liabilities, commitments and financial instruments at September 30, 1998 and do not capture changes in cash flows and earnings related to certain production and servicing activities that would be expected to affect financial performance in the simulated rate environments. Accordingly, the aforementioned variances should not be viewed as indicative of the actual changes in financial performance that would occur in a rate environment equivalent to the one simulated.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities",
Note 13, "Disclosures About Fair Value of Financial Instruments" and Note 14, "Risk Management and Off-Balance Sheet Financial Instruments" in the Notes to Consolidated Financial Statements in the Company's Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
HomeSide International, Inc.

We have audited the accompanying consolidated balance sheet of HomeSide International, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the period from February 11, 1998 through September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeSide International, Inc. and subsidiaries as of September 30, 1998, and the results of its operations and its cash flows for the period from February 11, 1998 through September 30, 1998 in conformity with generally accepted accounting principles.

                              KPMG PEAT MARWICK LLP

October 16, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder of HomeSide, Inc.

We have audited the accompanying consolidated balance sheets of HomeSide, Inc., (a Delaware corporation, see Note 1) and subsidiaries as of February 10, 1998 and February 28, 1997 (not included herein), and the related consolidated statements of income, changes in stockholder's equity and cash flows for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSide, Inc. and subsidiaries as of February 10, 1998 and February 28, 1997(not included herein) and the results of their operations and their cash flows for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Jacksonville, Florida
April 15, 1998


                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)
                                                                                                  HOMESIDE, INC.
                                                                                                   PREDECESSOR
                                                                           SEPTEMBER 30,  1998   FEBRUARY 10, 1998
                                                                           -------------------   -----------------
ASSETS

Cash and cash equivalents                                                         $35,008             $32,113
Mortgage loans held for sale, net                                               2,048,989           1,292,403
Mortgage servicing rights, net                                                  1,779,180           1,781,134
Early pool buyout advances                                                        759,579             374,097
Accounts receivable, net                                                          272,005             227,294
Premises and equipment, net                                                        45,657              41,982
Goodwill, net                                                                     693,543               8,870
Other assets                                                                      117,596             125,710
                                                                           -------------------   -----------------
Total Assets                                                                   $5,751,557          $3,883,603
                                                                           ===================   =================
LIABILITIES AND STOCKHOLDER'S EQUITY
Notes Payable                                                                  $2,749,000          $2,074,956
Long-term debt                                                                  1,337,783             900,466
Deferred income taxes, net                                                        160,520             175,178
Accounts payable and accrued liabilities                                          241,302             143,870
                                                                           -------------------   -----------------
Total Liabilities                                                               4,488,605           3,294,470
                                                                           -------------------   -----------------
Commitments and Contingencies

Stockholder's Equity:
 Common stock:

  Common stock, $.01 par value; 100 shares authorized and 1 share issued and outstanding at September 30, 1998, 119,610,000 shares
    authorized and 43,394,861 shares issued and outstanding at February 10,          -                    434
    1998
  Class C non-voting common stock, $1.00 par value, 195,000 shares authorized; 0 shares issued and outstanding at September 30, 1998, 97,138
    shares issued and outstanding at February 10, 1998                               -                     97

 Additional paid-in capital                                                     1,227,846             476,846
 Retained earnings                                                                 35,106             111,756
                                                                           -------------------   -----------------
Total Stockholder's Equity                                                      1,262,952             589,133
                                                                           -------------------   -----------------
Total Liabilities and Stockholder's Equity                                     $5,751,557          $3,883,603
                                                                           ===================   =================

The accompanying notes are an integral part of these financial statements.



                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                                                         HOMESIDE, INC.        HOMESIDE, INC.
                                                                          PREDECESSOR           PREDECESSOR
                                               FOR THE PERIOD FROM       FOR THE PERIOD        FOR THE PERIOD
                                                FEBRUARY 11, 1998             FROM                  FROM
                                                       TO               MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                               SEPTEMBER 30, 1998      FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                               ------------------      -----------------     -----------------

REVENUES:

Mortgage servicing fees                                   $315,510               $398,159              $312,341
Amortization of mortgage servicing rights                 (191,693)              (210,200)             (155,827)
                                               --------------------    -------------------   -------------------
    Net servicing revenue                                  123,817                187,959               156,514
Interest income                                             99,749                 97,050                81,507
Interest expense                                           (70,761)               (97,028)              (87,700)
                                               --------------------    -------------------   -------------------
    Net interest revenue (expense)                          28,988                     22                (6,193)

Net mortgage origination revenue                            79,179                 85,206                66,073
Other income                                                11,028                  1,671                   682
                                               --------------------    -------------------   -------------------
    Total Revenues                                         243,012                274,858               217,076

EXPENSES:

Salaries and employee benefits                              73,983                 75,419                72,976
Occupancy and equipment                                     13,107                 15,447                11,770
Servicing losses on investor-owned loans
   and foreclosure-related expenses                         21,202                 21,974                17,934
Goodwill amortization                                       22,780                    592                   150
Other expenses                                              39,825                 38,823                41,564
                                               --------------------    -------------------   -------------------
    Total Expenses                                         170,897                152,255               144,394

Income before income taxes and extraordinary loss           72,115                122,603                72,682
Income tax expense                                          37,009                 47,816                29,273
                                               --------------------    -------------------    ------------------
Income before extraordinary loss                            35,106                 74,787                43,409
Extraordinary loss, net of tax (Note 9)                          -                      -                 6,440
                                               --------------------    -------------------    ------------------
Net Income                                                 $35,106                $74,787               $36,969
                                               ====================    ===================    ==================

The accompanying notes are an integral part of these financial statements.




                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)



                                                                                                     Notes
                                Total            Common Stock                         Additional  Received in
                                Number of   --------------------------  Subscription  Paid-in     Payment for    Retained
                                Shares(d)   Class A  Class B   Class C  Receivable    Capital     Capital Stock  Earnings  Total
                                ----------------------------------------------------------------------------------------------------
Balance, February 11, 1998(e)       -      $    -    $   -     $   -       $   -       $1,227,846    $   -      $   -     $1,227,846
Net income                                                                                                         35,106     35,106
                                -------------------------------------------------------------------------------- -------------------
Balance, September 30, 1998         -      $    -    $   -     $   -       $   -       $1,227,846    $   -      $  35,106 $1,262,952
                                ====================================================================================================

HomeSide, Inc. Predecessor
Balance,
  March 15, 1996(a)             19,457,724 $   193   $   -   $    97       $(200,000)  $  199,710    $   -      $   -     $     -
Subscription payment
   associated with
   acquisition of
   BancBoston Mortgage
   Corporation                                                               200,000                     (1,850)             198,150
Issuance of common
   stock associated
   with acquisition
   of Barnett Mortgage
   Company(b)                   15,562,344     156                                        160,135                            160,291
Public offering of
   common stock(c)               8,452,500      85                                        116,801                            116,886
Net income                                                                                                         36,969     36,969
                                ----------------------------------------------------------------------------------------------------

HomeSide, Inc. Predecessor
Balance,
   February 28, 1997            43,472,568     434       -        97                      476,646        (1,850)   36,969    512,296

Exercise of stock
   options for common
   stock                            19,431                                                    200                                200
Repayment of notes
   received in payment
   for capital stock                                                                                      1,850                1,850
Net income                                                                                                         74,787     74,787
                                ----------------------------------------------------------------------------------------------------

HomeSide, Inc.
Predecessor Balance,
   February 10, 1998            43,491,999     434  $    -   $    97       $      -    $  476,846    $       -  $ 111,756  $ 589,133
                                ====================================================================================================

----------------------

(a) Total number of shares includes 19,263,448 shares of Class A common stock (par value $.01), 97,138 shares of Class B common stock (par value $.01) and 97,138 shares of Class C common stock (par value $1.00).

(b)  Total number of shares includes 15,562,344 shares of Class A common stock.

(c) Total number of shares includes 8,452,500 shares of Class A common stock of which 97,138 shares of Class B common stock were converted to Class A on a 1-for-1 basis.

(d) Number of shares reflects a 17-for-1 stock split resulting from the initial public offering.

(e)  Reflects the acquisition of HomeSide by the National.

The accompanying notes are an integral part of these financial statements.



                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                       HOMESIDE, INC.        HOMESIDE, INC.
                                                                                        PREDECESSOR           PREDECESSOR
                                                             FOR THE PERIOD FROM       FOR THE PERIOD        FOR THE PERIOD
                                                              FEBRUARY 11, 1998             FROM                  FROM
                                                                     TO               MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                                             SEPTEMBER 30, 1998      FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                                             ------------------      -----------------     -----------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income                                                        $35,106                 $74,787                $36,969
Adjustments to reconcile net income to net cash (used
in) provided by  operating activities:

  Amortization of mortgage servicing rights                       191,693                 210,200                155,827
  Depreciation and amortization                                    24,595                  10,439                  9,015
  Servicing losses on investor-owned loans                          9,960                  12,346                 13,683
  Deferred income tax expense                                      19,036                  45,227                 24,973
  Capitalized servicing rights                                        -                       -                  (21,015)
  Mortgage loans originated and purchased for sale            (12,697,763)            (23,975,752)          ( 12,504,567)
  Proceeds and principal repayments of mortgage loans
    held for sale                                              12,008,178              23,540,371             12,572,217
  Change in accounts receivable                                   (11,694)                (82,121)               (63,378)
  Change in other assets and accounts payable and
    accrued liabilities                                             5,141                (83,250)               (19,900)
                                                             ------------------      -----------------     -----------------
    Net cash (used in ) provided by operating
      activities                                                 (415,748)              (247,753)             203,824

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                          (20,067)               (17,252)             (4,929)
Acquisition of mortgage servicing rights                        (392,396)              (519,694)           (475,729)
Net proceeds from (purchases of) risk management contracts        387,276                137,393           (141,944)
Purchase of early pool buyout advances, net of repayments        (385,580)              (374,097)                   -
Acquisition of Banc One Mortgage servicing assets               (201,000)                    -                   -
Acquisition of BancBoston Mortgage Corp., net of cash
  acquired                                                           -                       -             (133,392)
Acquisition of Barnett Mortgage Co., net of cash
  acquired                                                           -                       -            (106,244)
                                                       -------------------  -------------------- -------------------
    Net cash used in investing activities                       (611,767)              (773,650)           (862,238)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings from bank credit facility                          624,044                256,453             334,170
Issuance of notes payable                                         410,000                750,000             200,000
Payment of debt issue costs                                       (3,262)                (7,017)            (22,090)
Repayment of long-term debt                                         (372)                  (661)            (70,567)
Repayment of stockholder loans                                          -                  1,850                   -
Proceeds from issuance of common stock                                  -                    200             269,592
Issuance of bridge financing                                            -                      -              90,000
Repayment of bridge financing                                           -                      -            (90,000)
                                                             ------------------      -----------------     -----------------
    Net cash provided by financing activities                   1,030,410              1,000,825             711,105

Net increase (decrease) in cash and cash equivalents                2,895               (20,578)              52,691
Cash and cash equivalents at beginning of period                   32,113                52,691                   -
                                                             ------------------      -----------------     -----------------
Cash and cash equivalents at end of period                        $35,008               $32,113             $52,691
                                                             ==================      =================     =================

The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

HomeSide International, Inc. ("HomeSide" or the "Company") is primarily engaged in the mortgage banking business and as such originates, purchases, sells and services mortgage loans throughout the United States. The accompanying consolidated financial statements of HomeSide include the accounts of HomeSide and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition.

     The Company is the sucessor to HomeSide, Inc. ("HomeSide, Inc. Predecessor). As discussed in Note 2, on February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. Predecessor and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. Predecessor commenced operations and was formed through the acquisition of the mortgage banking operations of Bankboston, N.A. ("BBMC Predecessor" to HomeSide, Inc. Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998, to HomeSide, Inc. Predecessor for the periods from March 16, 1996 to February 10, 1998 and to BBMc Predecessor for periods prior to March 16, 1998.The accompanying consolidated financial statements of HomeSide include the accounts of HomeSide and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition.

     The accompanying financial statements of HomeSide International, Inc. have been prepared for the period from February 11, 1998 to September 30, 1998 to coincide with the acquisition of HomeSide by the national and the subsequent adoption of a September 30 fiscal year end. The accompanying consolidated financial statements of HomeSide, Inc. Predecessor have been prepared using its February 28 fiscal year end and are presented for the period from March 16, 1996 to February 28, 1997 to coincide with the commencement of operations of HomeSide, Inc. Predecessor and for the period March 1, 1997 to February 10, 1998 when HomeSide, Inc. Predecessor was acquired by the National.

2.  ORGANIZATION

On December 11, 1995, HomeSide was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston (the "BBMC Predecessor") received cash and an ownership interest in HomeSide . The transaction closed on March 15, 1996 and HomeSide began operations on March 16, 1996.

On May 31, 1996, Barnett Banks, Inc. ("Barnett") sold certain of its mortgage banking operations, primarily its servicing portfolio, mortgage servicing operations and proprietary mortgage banking software systems, to HomeSide . Barnett received cash and an ownership interest in HomeSide . The accompanying financial statements reflect the effects of both of these acquisitions. For more information on these acquisitions, see Note 4. From May 31, 1996 until the 1997 public offering of common stock, the Investors as a group, BankBoston and Barnett each owned approximately one-third of HomeSide . Following the public offering, the Investors as a group, BankBoston and Barnett owned in the aggregate approximately 79% of the outstanding common stock.

On January 9, 1998, NationsBank Corporation, now BankAmerica, Corporation, acquired all the outstanding common stock of Barnett Banks, Inc.

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $716.4 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National. HomeSide also adopted a fiscal year end of September 30 to conform to the fiscal year of the National. The "HomeSide, Inc. Predecessor" periods presented coincide with the commencement of operations of the Company on March 16, 1996 and the acquisition by the National on February 10, 1998.

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements and notes thereto in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amount of contingent liabilities.
Although the Company has internal control systems in place to ensure that estimates can be reliably measured, actual results may differ from those estimates. It is not anticipated that such differences would be material.

Risk management of mortgage loan originations

HomeSide utilizes a risk management program to protect and manage the value of its mortgage loans held for sale and mortgage commitment pipeline. As a result, the Company is party to various derivative financial instruments to reduce its exposure to interest rate risk. These financial instruments primarily include mandatory forward delivery commitments, treasury forwards, put and call option contracts on mortgage-backed securities and Treasurys. The Company uses these financial instruments for the purposes of managing its resale pricing and interest rate risks. These financial instruments are designated as hedges to the extent they demonstrate a high degree of correlation with the underlying hedged items. Accordingly, hedging gains and losses related to this risk management program are deferred and recognized as a component of the gain or loss on sale of the underlying mortgage loans or mortgage-backed securities. Such gains and losses are included in mortgage origination revenue. Hedge losses are recognized currently if the deferral of such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

Premiums paid for purchased put and call option contracts are included in other assets and amortized over the options' contract period as a component of mortgage origination revenue. Unamortized premiums are recognized as a component of the gain or loss on sale of loans at the earlier of the expiration of the underlying contract or when exercise of the contract is considered unlikely.

Risk management of mortgage servicing rights

Mortgage servicing rights permit HomeSide to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The mortgage notes underlying the mortgage servicing rights permit the borrower to prepay the loan. As a result, the value of the related mortgage servicing rights tends to diminish in periods of declining interest rates and increase in value in periods of rising rates. This tendency subjects HomeSide to substantial interest rate risk. It also directly affects the volatility of reported earnings because mortgage servicing rights are carried at the lower of amortized cost or fair value. It is HomeSide's policy to mitigate and hedge this risk through its risk management program.

The risk management instruments used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in the value of these hedge instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

Options on U.S. Treasury bond and note futures and U.S. Treasury bond and note futures have been purchased by HomeSide to manage interest rate risk. When purchased, the options and futures contracts are designated to a specific strata of mortgage servicing rights. The risk management instruments are marked-to-market and changes in market value are included as adjustments to the basis of the related mortgage servicing right asset being hedged. Deferred hedge gains and losses are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. Correlation between changes in the risk management contracts and changes in value of HomeSide 's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. If management's ongoing assessment of correlation indicates that high correlation is not being achieved, the Company will discontinue the application of hedge accounting and recognize a gain or loss to the extent the hedge results have not been offset by changes in value of the hedged asset during the hedge period.

Mortgage loans

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is based on the contract prices at which the mortgage loans will be sold or, if the loans are not committed for sale, the current market price. Deferred hedge gains and losses on risk management hedge instruments are included in the cost of the mortgage loans held for sale for the purpose of determining the lower of aggregate cost or fair value. Mortgage loans are typically sold within three months.

Mortgage loans held for investment are included in other assets and stated at the lower of cost or fair value at the time the permanent investment decisions are made. Discounts, if any, are amortized over the anticipated life of the investment.

Loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are placed on nonaccrual status, the related interest receivable is reversed against interest income of the current period. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal; otherwise, such payments are recognized as interest income. Loans are removed from nonaccrual status when principal and interest become current and they are anticipated to be fully collectible.

Mortgage servicing rights

Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans, without the servicing rights, based on relative fair values. The value of servicing rights acquired through bulk acquisitions is capitalized at cost.

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes . Impairment is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights.

Accounts receivable

Accounts  receivable  includes  advances,  consisting  primarily of payments for property taxes and insurance premiums, accrued servicing fees, as well as principal and interest remitted to investors before they are collected from mortgagors, made in connection with loan servicing activities. Accounts receivable also includes loans purchased from mortgage-backed securities serviced by HomeSide for others and mortgage claims filed primarily with the FHA and the VA.

Early pool buyout advances

Early pool buyout advances consist of delinquent government loans in process of foreclosure that have been purchased from pools. The program reduces the unreimbursed interest expense that HomeSide incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense. Interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected.

Premises and equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range up to thirty years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the lease.

Long-lived assets are evaluated regularly for the other-than- temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the statement of income.

The Company capitalizes certain software development and implementation costs. Development and implementation costs are expensed until the company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding five years.

Goodwill

Goodwill, representing the excess of the purchase consideration over the fair value of the identifiable net assets aquired on the date of acquisition, is recognized as an asset. Goodwill is amortized from the date of acquisition by systematic charges on a straight-line basis against income over the period in which the benefits are expected to arise, but not exceeding 20 years. Accumulated goodwill amortization at September 30, 1998 was $22.8 million. The carrying value of goodwill is reviewed at least annually. If the carrying value of goodwill exceeds the value of the expected future benefits, the difference is charged against income.

Mortgage servicing fees

Mortgage servicing fees represent servicing and other fees earned for servicing mortgage loans owned by investors. Servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are recognized as income over the period of service.

Related custodial deposits are segregated in trust accounts, principally held with depository institutions, and are not included in the accompanying financial statements.

Interest expense

Interest expense is reduced by credits received from depository institutions for custodial balances placed with such institutions.

Net mortgage origination revenue

Mortgage origination revenue includes gains and losses from sales of mortgage loans and fees associated with the origination and purchase of mortgage loans.

Servicing losses on investor-owned loans and foreclosure-related expenses

HomeSide records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, foreclosure-related expenses, accrued interest for which payment is uncollectible and estimates for potential losses based on HomeSide 's experience as a servicer of government loans.

A reserve for estimated servicing losses on investor-owned loans is available for potential losses related to the mortgage servicing portfolio and is included in accounts payable and accrued liabilities (see Note 7).

Income taxes

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

Statement of cash flow

For purposes of reporting on the statement of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits with an original maturity of three months or less.

New accounting standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of recognized assets, liability or forecasted transaction or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This statement is effective for fiscal quarters beginning after June 15, 1999. Management has not yet determined the impact of this statement on the presentation of the financial statements of HomeSide or on the nature of its hedging program .

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management expects that the impact of this statement on the presentation of the financial statements of HomeSide will be immaterial.

4.  ACQUISITIONS

Acquisition of Banc One Mortgage Corporation

On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loan production to HomeSide over the next five years. The total purchase consideration for the mortgage servicing assets was $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of $16.6 billion. The transaction closed on June 5, 1998 and was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of net assets acquired and is being amortized over 20 years.

The unaudited condensed pro forma statement of income for the period from February 11, 1998 to September 30 1998 and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, assuming Banc One had been acquired as of the beginning of the period is as follows (in millions):

                            PRO FORMA FOR THE PERIOD    PRO FORMA FOR THE PERIOD
                             FROM FEBRUARY 11, 1998      FROM MARCH 1, 1997 TO
                              TO SEPTEMBER 30, 1998         FEBRUARY 10, 1998
                            ------------------------    ------------------------

Net servicing revenue              $129.5                        $202.6
Net interest  revenue                29.5                           1.2
Net mortgage origination
 revenue                             81.1                          90.1
Other income                         11.0                           1.7
                            ------------------------    ------------------------
   Total revenues                   251.1                         295.6
Expenses                           (174.7)                       (162.1)
                            ------------------------    ------------------------
Income before income taxes           76.4                         133.5
Income tax expense                  (38.7)                        (52.1)
                            ------------------------    ------------------------
Net income                         $ 37.7                        $ 81.4
                            ========================    ========================

The purchase accounting adjustments in the above pro forma statement of operations are based on the actual purchase price and the amount of assets and liabilities actually acquired. No adjustments have been made for restructuring costs that might have been incurred or for cost efficiencies that might have been realized during the period presented. Accordingly, these pro forma results are not indicative of future results.

Acquisition of Loan America

         On April  6,  1998,  HomeSide  signed  an  agreement  with  NationsBank
Corporation ("NationsBank") whereby NationsBank agreed to sell HomeSide a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc. The transaction closed on May 29, 1998. The excess of the aggregate purchase price over the fair value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

Acquisition of BancBoston Mortgage Corporation

On March 15, 1996, HomeSide acquired from BankBoston all of the outstanding stock of BancBoston Mortgage Corporation ("BBMC"), which was subsequently renamed HomeSide Lending , Inc. Certain assets and liabilities of BBMC were retained by BankBoston, including BBMC's mortgage retail production operations in New England. HomeSide made cash payments of $139.5 million in cash and issued $86.8 million of common stock to BankBoston in consideration for certain assets, net of assumed liabilities, and the stock of BBMC. Also, in connection with the BBMC acquisition, the Investors purchased approximately 55% of the then outstanding common stock of HomeSide for $107.2 million in cash. Simultaneously, BankBoston paid approximately $1.0 million in cash for all of HomeSide 's class C non-voting common stock. In consideration of services rendered to HomeSide with respect to the BBMC Acquisition, class B non-voting stock valued at $1.0 million was issued to an investment bank. Management purchased common stock for $4.1 million in cash, $1.9 million of which was financed by loans from HomeSide. On May 31, 1996, HomeSide paid an additional $5.0 million to BankBoston in connection with the closing of the Barnett Mortgage Company ("BMC") acquisition. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of BBMC were recorded at their fair values at March 16, 1996, which totaled $1.5 billion and $1.2 billion, respectively. The total purchase price paid for BBMC, including transaction costs and interest, was $247.0 million. The excess of fair value of net assets acquired over cost was $56.0 million and was allocated as a reduction mortgage servicing rights.

Acquisition of Barnett Mortgage Company

On May 31, 1996, HomeSide acquired from Barnett certain assets, net of assumed liabilities, and the outstanding common stock of BMC (the "BMC Acquisition"). Certain assets and liabilities of BMC were retained by Barnett, including those assets of BMC and its subsidiaries (other than Honolulu Mortgage Company, Inc.) associated with the loan origination or production activities. HomeSide made cash payments of $228.0 million to Barnett in consideration for certain assets, net of assumed liabilities, and the stock of BMC. In connection with the BMC Acquisition, an affiliate of Barnett purchased shares of HomeSide common stock for an aggregate purchase price of $118.0 million. Also in connection with the BMC Acquisition, BankBoston and the Investors paid approximately $42.3 million in cash for additional shares of HomeSide. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of HomeSide include BMC from the date of acquisition. The assets and liabilities of BMC were recorded by HomeSide at their estimated fair values at May 31, 1996, which totaled $764.8 million and $521.4 million, respectively. The total purchase price paid for BMC, including transaction costs and interests, was $235.0 million. The excess of the purchase price over the fair value of net assets acquired was $8.4 million and was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The unaudited condensed pro forma statement of income for the period from March 16, 1996 to February 28, 1997, assuming BMC had been acquired as of March 16, 1996 is as follows (in millions):

                                               HOMESIDE, INC.
                                                PREDECESSOR
                                         PRO FORMA FOR THE PERIOD
                                          FROM MARCH 16, 1996 TO
                                              FEBRUARY 28, 1997
                                         ------------------------
   Net servicing revenue                           $167.3
   Net interest  revenue                             (4.5)
   Net mortgage origination revenue                  67.1
   Other income                                       0.7
                                         ------------------------
           Total revenues                           230.6
   Expenses                                        (157.5)
                                         ------------------------
   Income before income taxes
     and extraordinary loss                          73.1
   Income tax expense                               (29.5)
                                         ------------------------
   Income before extraordinary loss                  43.6
   Extraordinary loss                                (6.4)
                                         ------------------------
    Net income                                     $ 37.2
                                         ========================

The purchase accounting adjustments in the above pro forma statement of operations are based on the actual purchase price and the amount of assets and liabilities actually acquired. No adjustments have been made for restructuring costs that might have been incurred or for cost efficiencies that might have been realized during the period presented. Accordingly, these pro forma results are not indicative of future results.

5.  MORTGAGE SERVICING RIGHTS

     An  analysis  of mortgage  servicing  rights is as follows (in  thousands):
                                                        HOMESIDE, INC.
                                                         PREDECESSOR
                                 SEPTEMBER 30, 1998     FEBRUARY 10, 1998
                                 ------------------     -----------------
Beginning balance                    $1,781,134             $1,614,307
Additions                               593,863                416,822
Sales of servicing                       (9,967)                  (342)
Net deferred hedge gain,
  net of amortization                  (394,157)               (39,453)
Amortization                           (191,693)              (210,200)
                                   ------------------ ------------------
Ending balance                       $1,779,180             $1,781,134
                                   ================== ==================

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

                                                                HOMESIDE, INC.
                                                                 PREDECESSOR
                                          SEPTEMBER 30, 1998  FEBRUARY 10, 1998
                                          ------------------  -----------------
Land                                           $3,451              $ 3,451
Buildings and building improvements             9,932               10,604
Furniture and equipment                        29,327               22,464
Leasehold improvements                          6,234               14,717
                                          ------------------  -----------------
                                                48,944              51,236
Accumulated depreciation and amortization       (3,287)             (9,254)
                                          ------------------  -----------------
Ending balance                                 $45,657             $41,982
                                          ==================  =================


7.  RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

     An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                                                HOMESIDE, INC.
                                                                  PREDECESSOR
                                       FOR THE PERIOD           FOR THE PERIOD
                                      FEBRUARY 11, 1998         MARCH 1, 1997 TO
                                   TO SEPTEMBER 30, 1998       FEBRUARY 10, 1998
                                   ---------------------       -----------------
Beginning balance                         $ 21,650                $  21,650
Provision for servicing losses on
      investor-owned loans                  10,314                   12,346
Charge-offs                                (10,341)                 (12,747)
Recoveries                                      27                      401
                                   ---------------------       -----------------
Ending balance                            $ 21,650                $  21,650
                                   =====================       =================


8.      NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                              WEIGHTED AVERAGE INTEREST RATE
                                             TOTAL         AT PERIOD END    DURING THE PERIOD
                                          OUTSTANDING
                                        -----------------  -------------    -----------------
Bank line of credit                        $ 995,000           5.88%              5.96%
National Australia Bank Unsecured
  Facility                                 1,754,000           5.66%              5.67%
                                        -----------------
  Total, September 30, 1998               $ 2,749,000
                                        =================

Bank line of credit, February 10, 1998    $ 2,074,956          6.00%              6.04%
                                        =================


On June 23, 1998, HomeSide entered into an unsecured revolving credit facility with the National pursuant to which it can borrow up to $2.1 billion, subject to any lending limitations imposed by regulatory authorities. As of September 30, 1998, regulations limited the National's ability to lend funds to HomeSide , its non-bank affiliate, to approximately $1.8 billion. The interest rates on these borrowings are equal to 30 day LIBOR.

HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At September 30, 1998 and February 10, 1998, $1.0 billion and $2.1 billion, respectively, were outstanding under the credit line. The amount outstanding at September 30, 1998 under the bank line of credit is comprised of a warehouse credit facility of $1.0 billion. The amount outstanding at February 10, 1998 is made up of a warehouse credit facility of $1.2 billion and a servicing related credit facility of $0.9 billion.

Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and
(iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates.

9.  LONG-TERM DEBT

Long-term debt, including the fair value adjustments resulting from the merger with the National, consists of the following (in thousands):

                                                    HOMESIDE, INC.
                                                      PREDECESSOR
                        SEPTEMBER 30, 1998         FEBRUARY 10, 1998
                        ------------------         -----------------
Medium-term notes         $   1,161,629               $  750,000
11.25% Notes                    151,857                  130,000
Mortgage note payable            24,297                   20,466
                        -------------------        ------------------
  Total                   $   1,337,783             $    900,466
                        ===================        ==================

Medium-term notes

As of September 30, 1998, $850.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, including the effect of the interest rate swap agreements, was 6.0% and 6.25%, respectively. Net proceeds from the issuance were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed under the bank credit facility to fund the early pool buyout program.

As of September 30, 1998, outstanding medium-term notes issued by HomeSide Lending, Inc., under a $1.5 billion shelf registration statement were as follows (in thousands):

ISSUE DATE        OUTSTANDING BALANCE      INTEREST RATE      MATURITY DATE

May 20, 1997              $ 250,000            6.875%         May 15, 2000
June 30, 1997               200,000            6.875%         June 30, 2002
June 30, 1997                40,000            6.820%         July 2, 2001
July 1, 1997                 15,000            6.860%         July 2, 2001
July 31, 1997               200,000            6.750%         August 1, 2004
September 15, 1997           45,000            6.770%         September 17, 2001
March 19, 1998               60,000            5.688%         March 20, 2000
April 23, 1998              125,000            5.788%         April 24, 2001
May 22, 1998                225,000            6.200%         May 15, 2003
                  ----------------------
  Total                  $1,160,000
                  ======================

As of September 30, 1998, $340.0 million was available for future issuances under the shelf registration.

11.25% Notes

On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes ("Notes") maturing on May 15, 2003 and paying interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain redemption prices. The indenture contains covenants that impose limitations and restrictions on HomeSide, including the maintenance of certain net worth and ratio requirements. In addition, the Notes are secured by a second priority pledge of the common stock of HomeSide , Inc. HomeSide is in compliance with all net worth and ratio requirements contained in the indenture relating to the notes. The amount of Notes outstanding at September 30, 1998 is $130.0 million.

On February 5, 1997, the Company issued 8,452,500 shares of common stock to the public at $15 per share. A portion of the proceeds from the offering was used to pre-pay $70.0 million of the Notes at a premium of $7.9 million. In connection with the early repayment of the Notes, HomeSide wrote off a portion of the unamortized debt issuance costs related to the Notes and incurred a prepayment penalty equal to one year's interest on the Notes retired . The loss amounted to $6.4 million, net of tax, and was recorded as an extraordinary item. The remaining proceeds were used to reduce amounts outstanding under the bank line of credit.

Mortgage note payable

HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.50%. HomeSide's main office building is pledged as collateral. A purchase accounting premium was recorded in connection with HomeSide assuming the mortgage note payable.

Principal payments due on long-term debt at September 30, 1998 are as follows (in thousands):

             FISCAL YEAR

             1999                                          $            272
             2000                                                   310,300
             2001                                                   225,329
             2002                                                   200,362
             2003                                                   355,398
             Thereafter                                             211,526
             Unamortized purchase accounting premium                 34,596
                                                       =====================
               Total                                       $      1,337,783
                                                       =====================


10. INCOME TAXES

The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

Components of the provision for income taxes before the effect of the tax benefit associated with the early extinguishment of debt were as follows (in thousands):


                                          HOMESIDE, INC.        HOMESIDE, INC.
                                           PREDECESSOR           PREDECESSOR
                FOR THE PERIOD FROM       FOR THE PERIOD        FOR THE PERIOD
                 FEBRUARY 11, 1998             FROM                  FROM
                        TO               MARCH 1, 1997 TO     MARCH 16, 1996 TO
                SEPTEMBER 30, 1998      FEBRUARY 10, 1998     FEBRUARY 28, 1997
                ------------------      -----------------     ------------------
Current:
   Federal         $16,593                    $ 2,589              $   -
   State             1,380                        -                    -
                ------------------      -----------------     ------------------
                   $17,973                    $ 2,589              $   -
Deferred
   Federal          14,661                     38,043               23,756
   State             4,375                      7,184                5,517
                ------------------      -----------------     ------------------
                   $19,036                    $45,227              $29,273
                ------------------      -----------------     ------------------
Total              $37,009                    $47,816              $29,273
                ==================      =================     ==================

For the period from March 16, 1996 to February 28, 1997, the extraordinary loss on the early extinguishment of debt is stated net of the related tax benefit of $4.3 million at an effective tax rate of 40%.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.


                                                                   HOMESIDE, INC.        HOMESIDE, INC.
                                                                    PREDECESSOR           PREDECESSOR
                                         FOR THE PERIOD FROM       FOR THE PERIOD        FOR THE PERIOD
                                          FEBRUARY 11, 1998             FROM                  FROM
                                                 TO               MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                         SEPTEMBER 30, 1998      FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                         ------------------      -----------------     ------------------
Statutory federal income tax rate             35.0%                   35.0%                  35.0%
State income and franchise taxes,
  net of federal tax effect                    4.0%                    3.5%                   4.0%
Goodwill                                      12.3%                     -                      -
Other                                           -                       .5%                   1.0%
                                         --------------------- -------------------- ---------------------
  Effective income tax rate                   51.3%                   39.0%                  40.0%
                                         ===================== ==================== =====================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                    HOMESIDE
                                                                   PREDECESSOR
                                          SEPTEMBER 30, 1998   FEBRUARY 10, 1998
                                          ------------------   -----------------
Deferred tax assets:
   Net operating loss carryforwards            $ 31,582            $ 45,446
   Alternative minimum tax credit
     carry forward                                 -                  2,589
   Loss reserves                                 31,443              25,404
   Hedge activities                              73,899              30,754
   Purchase Accounting Adjustment                32,630                 -
   Other assets                                     -                 4,879
                                          ------------------   -----------------
      Total gross deferred tax assets          $169,554            $109,072
                                          ==================   =================

Deferred tax liabilities:
   Mortgage servicing fees                     $313,856            $267,871
   Other liabilities                             16,218              16,379
                                          ------------------   -----------------
     Total gross deferred tax liabilities       330,074             284,250
                                          ------------------   -----------------
        Net deferred tax liability             $160,520            $175,178
                                          ===================  =================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance was recorded at September 30, 1998 or February 10, 1998. The Company has consolidated tax net operating loss carryforwards at September 30, 1998. These carryforwards expire in the years 2001 to 2011.

11.  LEASE COMMITMENTS

HomeSide leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 2010. Rental expense for leases of office facilities and equipment was $4.0 million, $4.5 million and $3.9 million for the period February 11, 1998 to September 30, 1998 and for the HomeSide, Inc. predecessor periods March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, respectively. HomeSide's minimum future lease commitments are as follows (in thousands):

FISCAL YEAR
1999                $ 5,669
2000                  4,199
2001                  3,993
2002                  3,935
2003                  3,278
Thereafter            9,422
                  -----------
     Total          $30,496
                  ===========


12.  SUPPLEMENTAL CASH FLOW INFORMATION

HomeSide paid $62.3 million, $70.5 million, and $81.8 million of interest during the period from February 11, 1998 to September 30, 1998, March 1, 1997 to February 10, 1998, and March 16, 1996 to February 28, 1997, respectively.
HomeSide paid taxes totaling $3.3 million and $0.3 million for the periods February 11, 1998 to September 30, 1998 and March 1, 1997 to February 10, 1998, respectively. HomeSide received $70.1 million and $51.7 million cash for reinstated loans from early pool buyout advances for the period from February 11, 1998 to September 30, 1998 and March 1, 1997 to February 10, 1998, respectively.

In connection with the acquisitions of BBMC and BMC, HomeSide recorded non-cash assets and assumed liabilities, including fair value adjustments, of approximately $2.3 billion and $1.7 billion for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, respectively.

During the period March 16, 1996 to February 28, 1997, HomeSide extended loans totaling $1.9 million to certain members of management in connection with their purchase of shares of common stock. These loans were repaid during the period from March 1, 1997 to February 10, 1998, in anticipation of HomeSide's acquisition by the National.

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values should not be compared to those of other companies.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For certain assets and liabilities, the information required is supplemented with additional information relevant to an understanding of the fair value.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

   Cash and cash equivalents

The carrying amount reported in the balance sheet approximates fair value.

   Mortgage loans held for sale

Fair values are based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights retained, as this is the Company's normal business practice.

   Accounts receivable, early pool buyout advances and accounts payable

Carrying amounts are considered to approximate fair value.

   Risk management contracts

Fair values are estimated based on actual market quotes or option models.

   Notes payable

The carrying amount of the notes payable reported in the balance sheet approximates its fair value due to the short-term nature of the borrowings under the credit agreements.

   Long-term debt

Fair value of long-term debt is estimated by discounting estimated future cash flows using a rate consistent with the Company's current borrowing rate as adjusted for the effects of certain prepayment penalties.

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

   Options on mortgage-backed securities and U.S. treasury bond and note futures

The fair values of options are estimated based on actual market quotes. In some instances, quoted prices for the underlying loans or valuations determined by option models are used.

   Interest rate swaps

The fair values of interest rate swaps are estimated based on dealer quotes.

FAIR VALUE

The fair values of the Company's financial instruments are as follows (in thousands):

                                                                          HOMESIDE, INC. PREDECESSOR
                                                 SEPTEMBER 30, 1998            FEBRUARY 10, 1998
                                                 ------------------            -----------------
                                                CARRYING        FAIR         CARRYING         FAIR
                                                 AMOUNT         VALUE         AMOUNT          VALUE
                                                --------       --------      --------        -------
ASSETS
Cash and cash equivalents                      $   35,008    $   35,008      $   32,113    $   32,113
Mortgage loans held for sale                    2,048,989     2,064,853       1,292,403     1,296,685
Accounts receivable                               272,005       272,005         227,294       227,294
Early pool buyout advances                        759,579       759,579         374,097       374,097
Risk management contracts for
   mortgage servicing rights                      120,211       120,211          43,947        43,947

LIABILITIES

Notes payable                                   2,749,000     2,749,000       2,074,956     2,074,956
Long-term debt                                  1,337,783     1,312,983         900,466       929,893
Accounts payable and accrued liabilities          241,302       241,302         143,870       143,870

OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans             --           23,522            --          (1,510)
Mandatory forward contracts to sell
      mortgages                                     --          (45,557)           --          (3,621)
Mandatory forward contracts to sell U.S.
       treasuries                                   --             (463)           --              65
Options on mortgage-backed  securities              6,120         2,864           3,543         5,890
Options on U.S treasury bond futures                  113            57             743           604
Interest rate swaps                                 --           24,800            --          13,496

---------------------------------------------
(1) Parenthesis denote a liability

Fair value estimates are made as of a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holding of a particular financial instrument. Because no active market exists for some portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of September 30, 1998 and February 10, 1998. Subsequent changes in market interest rates and prepayment assumptions could significantly change the fair value.

14.  RISK MANAGEMENT AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note 3, HomeSide utilizes risk management financial instruments to manage interest rate risk related to the value of its mortgage servicing rights. A summary of HomeSide 's position in risk management financial instruments at September 30, 1998 and February 10, 1998 is included below.

The fair value of HomeSide 's risk management contracts is based on quoted market prices of the underlying instruments at September 30, 1998 and February 10, 1998. The notional amounts represent the par value of the underlying U.S. Treasury bonds or notes. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

The amount of the risk management contracts maintained depends on factors such as interest rates, interest rate volatility and growth in the mortgage servicing portfolio. HomeSide is subject to market risk to the extent that interest rates fluctuate; however, the purpose of the risk management contracts is to hedge the value of the mortgage servicing rights portfolio. HomeSide's risk management financial instruments qualify as hedges, and gains or losses on the risk management instruments correlate with movements in the value of the mortgage servicing rights. Cash requirements for HomeSide 's option contracts are limited to premiums paid. Cash requirements for futures contracts are managed based on limits established by HomeSide 's risk management committee. HomeSide's credit risk on its risk management contracts is limited because the contracts are traded on a national exchange which guarantees counterparty performance.

As discussed in Note 3, HomeSide purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans and as part of its risk management programs. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Interest rate risk is the possibility that a change in interest rates will cause the value of a financial instrument to decrease or become more costly to settle.

  Options and forward contracts

The notional amount of the options and forward contracts used in HomeSide 's risk management programs is the amount upon which interest and other payments under the contract are based and is generally not exchanged. Therefore, the notional amounts should not be taken as the measure of credit risk or a reflection of future cash requirements. The risk associated with options and forwards is the exposure to current and expected market movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The cash requirements associated with these options and forward contracts, aside from the initial purchase price, are minimal. These contracts generally require future performance on the part of the counterparty upon exercise of the option or execution of the forward contract by HomeSide .

HomeSide is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide 's exposure to credit risk in the event of default by the counterparties for the options was $57.4 million at September 30, 1998 and $57.0 million at February 10, 1998.

HomeSide 's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans and related options is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide or an independent clearing agent, which totaled $0.4 million at September 30, 1998 and $30.2 million at February 10, 1998.

The amount of credit risk as of September 30, 1998 and February 10, 1998, if all counterparties failed completely and if the margins, if any, retained by HomeSide or an independent clearing agent were to become unavailable, was approximately $37.4 million and $4.4 million, respectively, for all risk management instruments related to mortgage servicing rights and the origination and selling of mortgage loans.

The following is a summary of HomeSide 's notional amounts and fair values of interest rate products (in thousands):


                                                                   HomeSide, Inc. Predecessor
                                              September 30, 1998        February 10, 1998
                                              ------------------   --------------------------
                                           Notional                 Notional
                                            Amount     FairValue(1)  Amount     Fair Value (1)
                                           ---------   -----------  --------    --------------
Purchased commitments to sell
  Mortgage loans:
  Mandatory forward contracts              3,281,196     ($45,640)  2,847,668     ($3,556)
  Options on mortgage-backed
      securities                           1,845,000        2,864     835,000       5,890
   Options on U.S. treasury
      bond futures                           127,000           57     145,000         604
Risk management contracts on
   Mortgage servicing rights:
   Options on U.S. treasury
      bond/note futures                    7,905,900       57,368   4,440,100      50,487
   Futures contracts on U.S. treasury
      bonds/notes                          5,545,500       62,843   2,121,800      (6,540)

----------------------------------------

(1) Parenthesis denote liability. Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date.

  Commitments to originate mortgage loans

HomeSide regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide does not have matching commitments to sell loans, which exposes HomeSide to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide 's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $4.1 billion and $3.2 billion at September 30, 1998 and February 10, 1998, respectively.

  Mortgage loans sold with recourse

HomeSide sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $15.0 million and $16.7 million at September 30, 1998 and February 10, 1998, respectively.

  Servicing commitment to investors

HomeSide is required to submit to certain investors, primarily GNMA, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

  Purchase mortgage servicing rights commitments

HomeSide routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $4.3 billion and $0.6 billion at September 30, 1998 and February 10, 1998, respectively.

   Interest rate swaps

The amount of credit risk as of September 30, 1998 if all counterparties failed completely was approximately $24.8 million for interest rate swaps.

  Geographical concentration of credit risk

HomeSide is engaged in business nationwide and has no material concentration of credit risk in any geographic region. For additional information on geographical distribution see "Servicing Portfolio Composition Servicing Portfolio by State" under Item 1 of this document.

15.  STOCKHOLDERS' EQUITY

On March 15, 1996, in connection with the BBMC acquisition discussed in Note 4, the Investors contributed cash of $107.3 million for 10,863,293 shares of common stock. Also on March 15, 1996, HomeSide issued 8,427,155 shares of common stock and cash to BankBoston in exchange for BBMC. The common stock issued to BankBoston was assigned a value of $86.8 million.

Simultaneously with the closing of the BBMC acquisition, HomeSide also issued 97,138 shares of its class B non-voting common stock to an investment bank in consideration of services rendered to HomeSide in connection with the BBMC acquisition. BankBoston also paid $1.0 million in cash for 97,138 shares of HomeSide's class C non-voting common stock. BankBoston then sold the class C shares to an unaffiliated third party.

On May 31, 1996, in connection with the BMC Acquisition discussed in Note 4, BankBoston, the Investors and certain directors and executive managers of HomeSide contributed a total of approximately $46.0 million in cash for 4,100,944 shares of common stock. Approximately, $1.9 million of the amount contributed by management was financed by HomeSide and, accordingly, was reported as a reduction of stockholders' equity. Also on May 31, 1996, HomeSide issued 11,461,400 shares of common stock and cash to Barnett in exchange for BMC. The common stock issued to Barnett was assigned a value of $118.0 million.

On February 5, 1997, HomeSide issued 8,452,500 shares of common stock to the public at $15 per share. The stock was listed on the New York Stock Exchange under the symbol HSL. The transaction resulted in net proceeds to the Company of $116.9 million. A portion of the proceeds from the sale was to pre-pay $70.0 million of Notes at a pre-tax premium of $7.9 million. Pro forma earnings per share giving effect for the public offering as of the date of the issuance of the Notes and the related use of proceeds to repay $70.0 million of the Notes and to reduce the bank line of credit borrowings was $1.27 per share. Upon completion of the issue, all shares of class B non-voting common stock converted automatically, on a 1-for-1 basis, into shares of common stock.

On December 31, 1997, HomeSide issued 19,431 shares of common stock at $10.29 per share for stock options exercised under the HomeSide 1996 Employee Stock Option Plan.

On February 10, 1998, the National acquired all outstanding shares of the common stock of HomeSide. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was $1.2 billion. Following the transaction, the National now owns 100% of HomeSide's common stock and HomeSide has become an indirect wholly-owned subsidiary of the National.

16.  CONTINGENCIES

HomeSide, along with its subsidiaries, is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving HomeSide, considers that the aggregate liabilities or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position, results of operations or liquidity of HomeSide .

17.  EMPLOYEE BENEFITS

HomeSide offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $4.1 million and $3.0 million for the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. predecessor period from March 16, 1997 to February 10, 1998, respectively.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands)                          For the Three       For the Three    For the Period From
                                        Months Ended        Months Ended      February 11, 1998
                                     September 30, 1998     June 30, 1998     to March 31, 1998
                                     ------------------     -------------    -------------------
Revenue                                   $102,193              $96,192            $44,627
Expenses                                    71,722               67,192             31,983
Provision for income taxes                  15,363               14,788              6,858
                                     -------------------- ------------------ ---------------------
Net income                                $ 15,108              $14,212            $ 5,786
                                     ==================== ================== =====================

                                                            HOMESIDE, INC. PREDECESSOR
                                    --------------------- ----------------- ------------------ ------------------
  (in thousands)                    For the Period From    For the Three      For the Three      For the Three
                                    December 1, 1997 to     Months Ended      Months Ended       Months Ended
                                     February 10, 1998     November 30,      August 31, 1997      May 31, 1997
                                                                1997
                                    -------------------    --------------    ---------------     -------------
  Revenue                                 $62,523               $72,131           $72,746             67,458
  Expenses                                 36,254                38,537            39,733             37,731
  Provision for income taxes               10,245                13,102            12,875             11,594
                                    -------------------    --------------    ---------------     -------------
  Net income                              $16,024               $20,492           $20,138            $18,133
                                    ===================    ==============    ===============     =============

                                                            HOMESIDE, INC. PREDECESSOR
                                 --------------------- ------------------ ----------------- --------------------
  (in thousands)                    For the Three        For the Three     For the Three    For the Period From
                                     Months Ended        Months Ended       Months Ended     March 16, 1996 to
                                  February 28, 1997    November 30, 1996  August 31, 1996      May 31, 1996
                                  -----------------    -----------------  ---------------      ------------
  Revenue                                $63,171               $62,325            $57,863           $33,717
  Expenses                                40,288                40,655             40,842            22,609
  Provision for income taxes               8,750                 9,015              6,954             4,554
  Extraordinary loss, net of               6,440                    -                  -                 -
                                 --------------------- ------------------ ----------------- --------------------
  Net income                             $ 7,693                $12,655            $10,067         $ 6, 554
                                 ===================== ================== ================= ====================

19.  PARENT COMPANY ONLY
       CONDENSED FINANCIAL INFORMATION

     BALANCE SHEETS

                                                                           HOMESIDE, INC.
                                                                             PREDECESSOR
                                                  SEPTEMBER 30, 1998      FEBRUARY 10, 1998
                                                  -------------------     ------------------
                                                           (DOLLARS IN THOUSANDS)
 ASSETS
 Investment in subsidiary                                 $1,374,901               $700,374
 Other assets                                                 48,611                 22,202
                                                  -------------------     ------------------
 Total Assets                                             $1,423,512               $722,576
                                                  ===================     ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued expenses                      $  8,703                $ 3,443
 Long-term debt                                              151,857                130,000
                                                  -------------------     ------------------
 Total Liabilities                                           160,560                133,443
                                                  -------------------     ------------------
 Commitments and Contingencies
 Stockholders' Equity:

   Common stock                                                    -                    531
   Additional paid-in capital                              1,227,846                476,846
   Retained earnings                                          35,106                111,756
                                                  -------------------     ------------------
 Total stockholders'equity                                 1,262,952                589,133
                                                  -------------------     ------------------
 Total Liabilities and Stockholders' Equity               $1,423,512               $722,576
                                                  ===================     ==================


     STATEMENTS OF INCOME

                                                                   HOMESIDE, INC.        HOMESIDE, INC.
                                                                    PREDECESSOR           PREDECESSOR
                                         FOR THE PERIOD FROM       FOR THE PERIOD        FOR THE PERIOD
                                          FEBRUARY 11, 1998             FROM                  FROM
                                                 TO               MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                         SEPTEMBER 30, 1998      FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                         ------------------      -----------------     ------------------
(DOLLARS IN THOUSANDS)

REVENUES:
Dividends from subsidiary                      $7,318                  $ 14,712                 $16,965
                                         ------------------      -----------------     ------------------
  Total Revenues                                7,318                    14,712                  16,965
                                         ------------------      -----------------     ------------------

EXPENSES:
Interest expense                                7,798                    14,518                  19,445
Other expenses                                    497                       131                     842
                                         ------------------      -----------------     ------------------
  Total Expenses                                8,295                    14,649                  20,287
                                         ------------------      -----------------     ------------------


Income (loss) before income taxes,
 equity in undistributed income of
 subsidiary and extraordinary loss               (977)                       63                  (3,322)
Income tax benefit                              3,041                     5,713                   8,171
                                         ------------------      -----------------     ------------------
Income before equity in undistributed
 income of subsidiary and extraordinary
 loss                                           2,064                     5,776                   4,849
Equity in undistributed income of
subsidiary                                     33,042                    69,011                  38,560
Extraordinary loss, net of tax                    -                         -                     6,440
                                         ------------------      -----------------     ------------------
Net income                                    $35,106                   $74,787                 $36,969
                                         ==================      =================     ==================

STATEMENTS OF CASH FLOWS

                                                                                     HOMESIDE, INC.        HOMESIDE, INC.
                                                                                      PREDECESSOR           PREDECESSOR
                                                           FOR THE PERIOD FROM       FOR THE PERIOD        FOR THE PERIOD
                                                            FEBRUARY 11, 1998             FROM                  FROM
                                                                   TO               MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                                           SEPTEMBER 30, 1998      FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                                           ------------------      -----------------     ------------------
(DOLLARS IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income                                                      $ 35,106               $ 74,787              $ 36,969
Adjustments to reconcile net income to net
    Cash used in operating activities
    Amortization                                                  (1,072)                    -                    842
    Equity in undistributed earnings of subsidiary               (33,044)               (69,011)              (38,560)
    Deferred income tax benefit                                   (3,041)               ( 5,713)               (8,171)
    Change in other assets and accounts payable
       and accrued liabilities                                     2,051                 (2,113)               (3,810)
                                                           ------------------      -----------------     ------------------
Net cash used in operating activities                                -                   (2,050)              (12,730)
                                                           ------------------      -----------------     ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital contribution to subsidiary                                   -                      -                (376,453)
                                                           ------------------      -----------------     ------------------
Net cash used in investing activities                                -                      -                (376,453)
                                                           ------------------      -----------------     ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of bridge financing                                        -                      -                   90,000
Repayment of bridge financing                                       -                      -                  (90,000)
Issuance of Notes                                                   -                      -                  200,000
Payment of debt issue costs                                         -                      -                  (10,409)
Repayment of long-term debt                                         -                      -                  (70,000)
Repayment of stockholder loans                                      -                     1,850                   -
Proceeds from issuance of common stock                              -                       200               269,592
                                                           ------------------      -----------------     ------------------
Net cash provided by financing activities                                                 2,050               389,183
                                                           ------------------      -----------------     ------------------

Net increase (decrease) in cash and cash equivalents                -                       -                    -
Cash and cash equivalents at beginning of period                    -                       -                    -
                                                           ------------------      -----------------     ------------------
Cash and cash equivalents at end of period                    $     -                  $    -               $    -
                                                           ==================      =================     ==================

20. OTHER RELATED PARTY TRANSACTIONS

For the HomeSide, Inc. predecessor period March 1, 1997 through February 10, 1998, HomeSide paid BankBoston and Barnett approximately $5.2 million and $0.5 million, respectively, for certain corporate services. For the HomeSide, Inc. predecessor period March 16, 1996 to February 28, 1997, HomeSide paid BankBoston and Barnett approximately $2.5 million and $0.9 million, respectively, for these services.

For the HomeSide, Inc. predecessor period March 1, 1997 through February 10, 1998, HomeSide paid approximately $5.3 million and $45.4 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. For the HomeSide, Inc. predecessor period from March 1, 1996 through February 28, 1997, HomeSide paid approximately $4.7 million and $27.6 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. HomeSide also purchases the mortgage servicing rights to the mortgage loans BankBoston and Barnett hold in their portfolios. For the HomeSide, Inc. predecessor period March 1, 1997 through February 10, 1998, HomeSide purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.6 million and $9.5 million, respectively. For the HomeSide, Inc. predecessor period from March 16, 1996 to February 28, 1997 HomeSide purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.3 million and $8.2 million, respectively. The BankBoston and Barnett purchases represented 2.8% and 20.4%, respectively, of the Company's total production for the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998. For the HomeSide, Inc. predecessor period of March 16, 1996 through February 28, 1997, the BankBoston and Barnett purchases represented 2.8% and 16.0 %, respectively, of the Company's total production.

For the HomeSide, Inc. predecessor period March 1, 1997 to February 10, 1998, BankBoston and Barnett paid $3.8 million and $29.1 million in servicing fees, respectively, and were consistent with the fees charged by HomeSide to other investors. For the HomeSide, Inc. predecessor period March 16, 1996 to February 28, 1997, BankBoston and Barnett paid $5.3 million and $ 23.6 million in servicing fees, respectively.

As of February 28, 1997, certain members of management owed $1.9 million related to loans granted to purchase shares of the Company's stock. During the HomeSide, Inc. predecessor period from March 1, 1997 to February 10, 1998, all related loans were repaid.

As a result of NationsBank Corporation's acquisition of Barnett Banks, Inc., the Company agreed to release Barnett from a five year agreement to sell certain of its mortgage loans to HomeSide. In consideration, the Company received $3.0 million cash in June 1998.

On June 23, 1998, HomeSide entered into an unsecured revolving credit facility with the National pursuant to which it can borrow up to $2.1 billion, subject to any lending limitations imposed by regulatory authorities. As of September 30, 1998, regulations limited the National's ability to lend funds to HomeSide, its non-bank affiliate, to approximately $1.8 billion. The interest rates on these borrowings are equal to 30 day LIBOR.

21.  STOCK BASED COMPENSATION

The following information is for the HomeSide, Inc. predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997. In connection with the National merger, vesting of all outstanding stock options was accelerated or the related options were canceled.

Prior to the National merger, HomeSide established the HomeSide 1996 Employee Stock Option Plan under which 582,845 shares of Common Stock were reserved for issuance. Options issued under the plan were either non-qualified or incentive stock options. The options were exercisable at such prices as set by HomeSide's board of directors.

HomeSide has also adopted a 1996 Time Accelerated Restricted Stock Option Plan under which 1,165,724 shares of Common Stock were reserved for issuance. Options granted under this plan were non-qualified and were exercisable at such prices as are set by the board of directors. Options granted under the plan would vest nine years from the date of grant. Vesting would accelerate upon the achievement of certain performance criteria.

There was no compensation expense associated with the above option grants since the exercise price was equal to the estimated fair value of the Common Stock at the date of grant.

Options outstanding and the activity for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 are presented below:

                                                FOR THE PERIOD FROM                    FOR THE PERIOD FROM
                                                 MARCH 1, 1997 TO                       MARCH 16, 1996 TO
                                                 FEBRUARY 10, 1998                      FEBRUARY 28, 1997
                                           ------------------------------          ----------------------------
                                                              WEIGHTED                                WEIGHTED
                                            OPTIONS         AVERAGE PRICE         OPTIONS          AVERAGE PRICE
                                            ------------    -------------         -----------      -------------
Employee stock option plans:
 Outstanding at beginning of year            1,321,716          $10.294                  -                 -
   Granted                                     415,000           20.386            1,341,198           $10.294
   Exercised                                    19,431           10.294                  -                 -
   Forfeited                                       -                -                (19,482)          $10.294
                                        ---------------- ------------------- ------------------- -------------------
 Outstanding at period end                   1,717,285          $12.733            1,321,716           $10.294
                                        ================ =================== =================== ===================
 Options exercisable at period end             244,912          $10.294                  -                 -
                                        ================ =================== =================== ===================
Weighted average fair value of
  options granted during the period            $11.06                                $3.21
                                        ================                     ===================

The company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans and has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." If the company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted during the period from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, over the vesting life of the options, pro forma net income before extraordinary loss would be as indicated below (dollars in thousands, except share data):

                                           As Reported                                     Pro Forma
                                    ----------------------------                    -------------------------
                             For the Period From    For the Period From      For the Period From    For the Period From
                             March 1, 1997 to       March 16, 1996 to        March 1, 1997 to       March 16, 1996 to
                             February 10, 1998      February 28, 1997        February 10, 1998      February 28, 1997
                             -------------------    -------------------      -------------------    -------------------
Net income                        $  74,787             $  36,969                 $  74,158             $  36,692
Basic income per share                $1.72                 $1.14                     $1.71                 $1.14
Diluted income per share              $1.69                 $1.13                     $1.67                 $1.12

In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted-average grant date fair values of the options granted during the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997 were based on the following assumptions:

                                             RISK-FREE INTEREST RATES                               DIVIDEND YIELD
                                            ----------------------------                       -------------------------
                                        For the Period From    For the Period From      For the Period From    For the Period From
                                        March 1, 1997 to       March 16, 1996 to        March 1, 1997 to       March 16, 1996 to
                                        February 10, 1998      February 28, 1997        February 10, 1998      February 28, 1997
                                        -------------------    -------------------      -------------------    -------------------
1996 Time accelerated restricted
    option plan                            6.31 to 6.97%          6.61 to 6.98%                 0.0                  0.0

1996 Employee stock option plan            6.27 to 6.93%          6.50 to 6.86%                 0.0                  0.0


                                                  Expected Lives                                       Volatility
                                            ----------------------------                        -------------------------
                                        For the Period From    For the Period From      For the Period From    For the Period From
                                        March 1, 1997 to       March 16, 1996 to        March 1, 1997 to       March 16, 1996 to
                                        February 10, 1998      February 28, 1997        February 10, 1998      February 28, 1997
                                        -------------------    -------------------      -------------------    -------------------

1996 Time accelerated restricted
          option plan                       8.5 years                8.5 years                 .35                   .35
1996 Employee stock option plan             7.5 years                7.5 years                 .35                   .35

Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 may not be indicative of future amounts.

The following table summarizes information about stock options outstanding at February 10, 1998:

              OUTSTANDING                               EXERCISABLE
--------------------------------------------  ----------------------------
                            AVERAGE EXERCISE                   AVERAGE
  SHARES      AVERAGE LIFE       PRICE        SHARES       EXERCISE PRICE
------------  ------------  ----------------  -----------  ---------------
 1,302,285        7.3           $10.29        244,912           $10.29
    10,000        8.2            15.75            -                 -
   405,000        8.2            20.50            -                 -
============  ============  ================  ===========  ===============
 1,717,285        7.5               $12.73    244,912           $10.29
============  ============  ================  ===========  ===============


In connection with the National merger, vesting of all outstanding stock options was accelerated or the related options were canceled.

22.  SUBSEQUENT EVENTS

On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. A total of $.15 billion of commercial paper was issued at an average borrowing rate of LIBOR less 2 basis points as of November 30, 1998.

On December 4, 1998, HomeSide Lending, Inc. entered into a Pooling and Servicing Agreement with Bank One Trust Company, N.A., as Trustee, and HomeSide Funding Corporation, as Transferor, pursuant to which approximately $41 million in delinquent mortgage loans, which HomeSide had repurchased from GNMA pools, were sold to HomeSide Funding Corporation. The loans were then sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. This transaction allowed HomeSide to sell the delinquent loans while retaining the servicing rights and attendant income.

On December 3, 1998, HomeSide announced that it had entered into a Preferred Partner relationship with People's Bank, the largest bank headquartered in Connecticut. Under the Preferred Partner relationship, HomeSide will service substantially all new mortgage loans originated by People's Bank. In addition, HomeSide purchased the servicing rights to approximately $2.7 billion in mortgage loans serviced by People's and will provide subservicing for approximately $2.3 billion in mortgage loans held in People's portfolio.

On  December 4, 1998,  HomeSide  entered  into a  long-term  lease for a 137,000
square  foot   building  to  be   constructed   adjacent  to  its   Jacksonville
headquarters. The new building should be ready for occupancy by September 1999.

On April 10, 1998, Banc One Corporation and First Chicago NBD Corporation entered into an Agreement and Plan of Reorganization pursuant to which the two banks then merged effective October 1, 1998. HomeSide has reviewed its agreements with Banc One Corporation and has determined that the merger with First Chicago NBD is unlikely to have a material adverse impact on HomeSide's relationship with Banc One.

BBMC (ACQUIRED BY HOMESIDE, INC. ON MARCH 15, 1996 AND NOW KNOWN AS HOMESIDE
                               LENDING, INC.)

   ITEM 6. SUMMARY HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

      The following table sets forth summary historical consolidated financial and operating information for BBMC (formerly BancBoston Mortgage Corporation and the BBMC predecessor to the Issuer) for the periods prior to its acquisition by the Parent. Such information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of BBMC included elsewhere in this document.

                                                 FOR THE PERIOD
                                               FROM JANUARY 1, 1996
                                    1995        TO MARCH 15, 1996
                                --------------  --------------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues:
Mortgage servicing fees               $173,038         $38,977
Gain (loss) on risk management
  contracts                            108,702        (128,795)
Amortization of mortgage servicing
  rights                              (108,013)         (7,245)
                                --------------  --------------------
     Net servicing  revenue            173,727         (97,063)
Interest income                         24,324           8,423
Interest expense                       (27,128)        (10,089)
                                --------------  --------------------
     Net interest revenue               (2,804)         (1,666)
Net mortgage origination revenue
  (expense)                              3,417           7,638
Gain on sales of servicing rights       10,230             -
Other income                               511             253
                                --------------  --------------------
          Total revenues               185,081         (90,838)
Expenses:
Salaries and employee benefits          45,381          10,287
Occupancy and equipment                 10,009           2,041
Servicing losses on investor-owned
  loans                                  9,981           5,560
Real estate acquired                     1,054             291
Other  expenses                         21,896           7,377
                                --------------- --------------------
          Total expenses                88,321          25,556
Income (loss) before income taxes
  and cumulative effects of changes
  in accounting  principles            $96,760       ($116,394)
                                ==============  ====================
Net income (loss)                      $58,826        ($73,861)
                                ==============  ====================

SELECTED BALANCE SHEET DATA (AT
  PERIOD END):
Mortgage loans held for sale       $   388,436    $    628,504
Mortgage servicing rights              551,338         542,862
Total assets                         1,254,303       1,520,357
Note payable to Bank of Boston         966,000       1,256,000
Total Liabilities                    1,067,712       1,407,627
Total stockholders' equity             186,591         112,730

SELECTED OPERATING DATA
Volume of loans originated and
 acquired                          $ 9,567,521     $ 4,187,603(a)

Loan servicing portfolio (at period
  end)                              41,555,354      44,158,163(a)
Loan servicing portfolio (average)  39,283,700      43,158,072(a)
Weighted average interest rate (at
  period end)                           7.97%            7.90%(a)
Weighted average servicing fee
  (average for period)                 0.383%           0.380%(a)

-------------------------

(a) Period information is for the period January 1, 1996 to March 31, 1996 and period end information is at March 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS BANCBOSTON MORTGAGE CORPORATION--FOR THE PERIODS JANUARY 1, 1996 TO MARCH 15, 1996 AND JANUARY 1, 1995 TO MARCH 31, 1995 AND FOR THE YEAR ENDED
                                DECEMBER 31, 1996

GENERAL

        Prior to March 15, 1996, BBMC was a wholly-owned subsidiary of Bank of Boston, a subsidiary of Bank of Boston Corporation ("BKBC"). On March 15, 1996, BBMC was acquired by HomeSide. The interim financial statements of BBMC have been prepared for the period January 1, 1996 to March 15, 1996 to coincide with the closing of the BBMC Acquisition. Results of operations for periods subsequent to March 15, 1996 are included in the financial statements of HomeSide. Results of operations for the three months ended March 31, 1995 have been presented for comparative purposes. Unless otherwise noted, references to the first quarter 1996 pertain to the period January 1, 1996 to March 15, 1996. BBMC reported earnings on a calendar year basis.

        BBMC operates as a full-service mortgage banking firm emphasizing wholesale mortgage originations and low cost mortgage servicing. Servicing activities represent BBMC's primary revenue source. BBMC also generates revenue, to a lesser extent, from mortgage loan origination fees. BBMC incurs expenses for amortization of mortgage servicing rights, interest on its line of credit and general corporate activities.

        On June 1, 1995, BBMC purchased certain assets and assumed certain liabilities of Bell Mortgage Company ("Bell Mortgage"), a privately-held mortgage origination company located in Minneapolis, Minnesota. The acquisition of Bell Mortgage was accounted for under the purchase method of accounting. Results of operations of Bell Mortgage are included in the 1995 consolidated financial statements from the date of acquisition. See Note 16 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation for further discussion.

RESULTS OF OPERATIONS

Summary

        BBMC reported net income of $58.8 million in 1995 and $5.4 million in 1994. Net income in 1994 included an after tax positive effect of $3.5 million from a change in the accounting for mortgage servicing fee income. Prior to the effect of such adjustment, BBMC had income of $58.8 million in 1995 and $2.0 million in 1994. See Note 2 of Notes to Consolidated Financial Statements for further discussion of BBMC's accounting changes.

        The increase in net income in 1995 as compared to 1994 was primarily due to factors that resulted from a decrease in interest rates coupled with growth in BBMC's servicing portfolio. The lower interest rate environment resulted in a gain related to BBMC's risk management activities in 1995 as compared to a loss in 1994. BBMC also benefited from a 9% increase in the balance of its residential servicing portfolio from $38.0 billion at December 31, 1994 to $41.6 billion at December 31, 1995. The increases were partially offset, however, by higher mortgage servicing rights amortization charges as a result of larger mortgage servicing volumes and higher prepayment activity in 1995.

        Long-term interest rates declined through mid-February 1996, the continuation of a trend which began in 1995. This decline led to an increase in loan production to $4.2 billion during the first quarter of 1996 from $1.2 billion during the first quarter of 1995, and resulted in growth in BBMC's mortgage servicing portfolio, which increased from $41.6 billion at December 31, 1995 to $44.2 billion at March 31, 1996. Beginning in late February and continuing through March 1996, long-term interest rates increased and negatively affected BBMC's results of operations for the first quarter. BBMC reported a net loss of $73.9 million during the first quarter of 1996, compared to net income of $3.4 million in the first quarter of 1995. The decrease in net income was primarily due to losses of $128.8 million on BBMC's risk management contracts during the first quarter of 1996, a result of increasing interest rates in late February and March 1996.

Net Servicing Revenue

        Net servicing revenue increased from $67.0 million to $173.7 million, an increase of $106.7 million or 159.3%, from 1994 to 1995. This growth was comprised of a $115.4 million increase in gain on risk management contracts and a $32.5 million increase in mortgage servicing fees, offset by a $41.2 million increase in amortization of mortgage servicing rights. The gain on risk management contracts resulted primarily from a decline in interest rates in the fourth quarter of 1995 and was substantially offset by a related decrease in the economic value of the servicing portfolio, which was not reflected in earnings for the period. The cost of acquiring the right to service mortgage loans originated by others is capitalized and amortized as a reduction of servicing fee revenue over the estimated servicing period. The increases in mortgage servicing fees and amortization of mortgage servicing rights were primarily due to growth in BBMC's average servicing portfolio during 1995. Average servicing fees, excluding ancillary income, decreased slightly from 0.389% in 1994 to 0.383% in 1995.

        At December 31, 1995, BBMC serviced approximately 510,000 loans, including loans purchased not yet on BBMC's servicing system, with an unpaid principal balance ("UPB") of $41.6 billion, compared to approximately 484,000 loans with UPB of $38.0 billion at December 31, 1994, an increase of $3.6 billion, or 9.5%. The average servicing volume increased from $33.2 billion in 1994 to $39.3 billion in 1995, an increase of $6.1 billion or 18.4%. Growth in BBMC's servicing portfolio was primarily generated by wholesale loan production, which includes correspondent, co-issue and broker channels. BBMC also purchased servicing rights in bulk from other mortgage servicing entities. Bulk purchases totalled $5.5 billion and $0.7 billion in 1994 and 1995, respectively.

        In addition to growth in the servicing portfolio, an increase in late fee income contributed to the rise in mortgage servicing revenue during 1995. Late fees are included as a component of mortgage servicing revenue. BBMC instituted efforts to improve the collection of ancillary fee income during the year which contributed to an increase in late fee charges collected from $10.5 million in 1994 to $14.4 million in 1995. Late fee income also increased as a result of increases in BBMC's servicing portfolio size and average loan size. The higher average loan size translates into higher loan payments on which late fees are based. There was little or no change in the rate on which late fees were computed during 1995 as compared to 1994.

        During the first quarter of 1996, BBMC had net servicing revenues of $(97.1) million, as compared to servicing revenues of $24.2 million in the first quarter of 1995. The net negative amount recorded as servicing revenue in 1996 was primarily due to losses on BBMC's risk management contracts. Excluding the effect of risk management contracts, net servicing revenue increased from $20.6 million in the first quarter 1995 to $31.7 million in the first quarter 1996. In the first quarter of 1995, BBMC recorded gains on risk management contracts of $3.6 million. Due to an increase in long-term interest rates in late February and early March 1996, BBMC experienced losses on risk management contracts of $128.8 million during the quarter. Changes in the value of BBMC's mortgage servicing rights substantially offset the loss on risk management contracts. However, such changes in value were not fully recorded in the financial statements of BBMC because servicing rights were recorded at the lower of amortized cost or market value.

        The decrease in net servicing revenue was partially offset by a reduction in amortization of mortgage servicing rights from $23.1 million in the first quarter of 1995 to $7.2 million in the first quarter of 1996. The reduction in amortization was due to the increase in long-term interest rates noted above, which had a favorable effect on the prepayment estimates used in calculating BBMC's periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a reduction in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing asset and, accordingly, lower amortization expense. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements.

Risk Management Activities

        BBMC had a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated prepayment speeds, which are primarily influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow BBMC would expect to receive from servicing such loans was reduced. Because the value of the mortgage servicing rights is based on the present value of the net cash flows to be received over the life of the loan, the value of the servicing portfolio declines as prepayments increase.

        Prior to 1994, risk management of the mortgage servicing rights value was principally conducted by BKB as part of a consolidated risk management program. Through the third quarter of 1995, BKB continued to manage a portion of the risk associated with the servicing portfolio.

        To implement its risk management objectives, BBMC purchased risk management contracts that increased in value when long-term interest rates declined, or when prepayment speeds increased above a specified level. During 1994 and 1995, BBMC purchased options on long-term United States Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The value of BBMC's risk management position was designed to perform inversely with changes in value of mortgage servicing rights due to the effects of the changes in interest rates. The options were marked to market at each reporting date with changes in value reported in revenues. BBMC recognized a gain on risk management contracts of $108.7 million in 1995. While the value of the servicing portfolio declined, the full effect of such decline was not reflected in BBMC's financial results because the value of the associated service rights exceeded its book value. Due to a rising interest rate environment, BBMC experienced a $6.7 million loss related to its risk management contracts in 1994.

        BBMC recognized a gain on risk management contracts of $108.7 million in 1995, of which $86.5 million was unrealized. During the first quarter of 1996, long-term interest rates increased, reversing the declining trend which prevailed during 1995. As a result, through the date of the sale of BBMC in March 1996, BBMC recognized a loss on risk management contracts of $128.8 million, which included a reversal of such $86.5 million unrealized gain recognized during 1995. In 1995 and 1996, changes in the value of BBMC's mortgage servicing rights substantially offset the gain and loss on the risk management contracts. However, such changes in value were not fully recorded in the financial statements of BBMC because servicing rights are recorded at the lower of amortized cost or market value.

Net Interest Revenue/Expense

        Net interest expense was $2.4 million in 1994 and $2.8 million in 1995. Interest income decreased $7.3 million in 1995 as compared with 1994, primarily as a result of a decrease ~in the average rate earned on warehouse loans from 9.52% in 1994 to 7.78% in 1995. The reduction in interest income on warehouse loans was partially offset by a $2.1 million increase in interest earned on mortgage loans held for investment. Interest expense decreased $6.8 million in 1995 as compared with 1994 as a result of a decline in the average rate paid on BBMC's borrowings from 7.14% in 1994 to 6.89% in 1995.

        Net interest expense decreased from $2.0 million in the first quarter of 1995 to $1.7 million in the first quarter of 1996. Interest income increased in the first quarter of 1996 as compared with the first quarter of 1995 as a result of an increase in the average balance of mortgage loans held for sale from $124.6 million during the first quarter of 1995 to $535.6 million during the first quarter of 1996. Increased loan production volumes, $4.2 billion in the first quarter of 1996 compared to $1.2 billion in the first quarter of 1995, created the increased average balance of mortgage loans held for sale. In addition, an increase in long-term interest rates during February and March 1996 improved the yield on its mortgage loans held for sale. Interest expense incurred on BBMC's credit facility with Bank of Boston increased in the first quarter of 1996 as compared with the first quarter of 1995 as a result of the increase in the average balance of BBMC's loans held for sale. In the first quarter of 1996 as well as the first quarter of 1995, interest earned on loans held for sale was less than interest expense on borrowings, thereby creating net interest expense for BBMC; but the increase in long-term interest rates during February and March 1996, without a corresponding increase in short-term rates on BBMC's credit facility, resulted in a decrease in net interest expense in the first quarter of 1996 as compared with the first quarter of 1995.

Net Mortgage Origination Revenue

        Net mortgage origination revenue decreased from $5.0 million in 1994 to $3.4 million in 1995. Lower production volumes and gains on sales of mortgage loans were the primary reasons for this decline.

        Net mortgage origination revenue (expense) increased from $(1.1) million in the first quarter of 1995 to $7.6 million in the first quarter of 1996. The increase in net origination revenue during the first quarter of 1996 was partially due to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" as of January 1, 1996, which had the effect of increasing net mortgage origination revenue by $3.1 million. In previous periods, the cost of mortgage servicing rights for originated loans was included in the basis of the related loan. SFAS No. 122 requires that the cost of an originated loan be allocated between the loan sold and the servicing rights retained. Consequently, the cost basis of loans originated in 1996 was lower than the basis that would have been recorded prior to the adoption of SFAS No. 122 and resulted in additional gain on the sale of loans. The remaining increase was due to increases in origination income resulting from higher loan production volumes.

Gain on Sales of Servicing Rights

        Gain on sales of servicing rights decreased from $10.9 million in 1994 to $10.2 million in 1995. Gains on sales of servicing rights represent the excess of proceeds from the sale over the cost basis of the assets. Gains tend to be higher on sales of servicing rights with little or no cost basis, as was the case for BBMC's sales in 1994. The servicing rights sold during 1994 consisted primarily of retail originated loans and consequently had relatively low cost basis. The servicing rights sales in 1995 consisted of a higher percentage of servicing on purchased loans, which had a higher basis because servicing rights on purchased loans are capitalized.

        Gain on sales of servicing rights during the first quarter of 1995 was $4.3 million. There were no sales of servicing rights during the first quarter of 1996.

Salaries and Employee Benefits

        Salaries and employee benefits increased from $40.4 million in 1994 to $45.4 million in 1995, or 12.4%. Including capitalized direct loan origination costs (principally salary and employee benefits), salaries and employee benefits increased from $51.5 million to $56.5 million from 1994 to 1995, or 9.7%. The increase included a $3.9 million increase in salaries and a $1.1 million increase in benefits and were the result of a larger staff needed to support BBMC's growing servicing portfolio. The increases in salaries and benefits were partially offset by the outsourcing of certain default administration and tax payment administration activities during 1995. BBMC determined that the performance of these services on a contracted basis was more cost effective than maintaining the personnel and infrastructure necessary to carry out these functions in-house. Salaries and employee benefits decreased from $11.7 million in the first quarter of 1995 to $10.3 million in the first quarter of 1996, or 12.1%. If capitalized direct loan origination costs (principally salary and employee benefits) were included, the salaries and employee benefits increased from $12.8 million in the first quarter of 1995 to $13.5 million in the first quarter of 1996, or 5.8%. The increase reflected general salary and benefit increases as compared to the first quarter of 1995 and a slight increase in the number of full time equivalent employees from 1,117 as of March 31, 1995 to approximately 1,120 as of March 15, 1996.

Occupancy and Equipment Expense

        Occupancy and equipment expense increased from $9.0 million in 1994 to $10.0 million in 1995, or 11.1%, due primarily to the acquisition of Bell Mortgage and the larger servicing operations. Occupancy and equipment expense decreased $0.4 million, from $2.4 million for the first quarter of 1995 to $2.0 million for the first quarter of 1996. The decrease was primarily due to a decline in equipment repair and maintenance expenses in the first quarter of 1996 as compared to the first quarter of 1995.

Servicing Losses on Investor-Owned Loans

        Servicing losses on investor-owned loans primarily represent anticipated losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, accrued interest for which payment has been denied and estimates for potential losses based on experience as a servicer of government loans. Servicing losses on investor-owned loans totaled $7.2 million and $10.0 million for 1994 and 1995, respectively, primarily representing losses on VA loans. In 1994 and 1995, BBMC recorded provisions in excess of actual foreclosure losses. Management believes that BBMC had an adequate level of reserve based on its servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. For an analysis of changes in the reserve for estimated servicing losses on investor-owned loans for each of the two years ended December 31, 1995, see Note 4 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation.

        Servicing losses on investor-owned loans increased from $0.7 million in the first quarter of 1995 to $5.6 million in the first quarter of 1996. The increase was primarily due to a change in the VA's method of calculating the amount it will guarantee on any loan, coupled with planned military base closings in California that may have an impact on the performance of certain VA loans serviced by BBMC. The increase in the VA marketing rate effectively represents a potential increase in BBMC's exposure on properties conveyed to the VA. BBMC analyzed the effect of these factors on the level of its reserve for estimated servicing losses and recorded a higher provision in the first quarter of 1996 in order to bring the reserve to an acceptable level.

Real Estate Owned Expense

        Real estate owned expense increased from $0.3 million in 1994 to $1.1 million in 1995. Real estate owned expense is incurred from foreclosed properties on which BBMC has taken title and includes declines in the value of the property, as well as the incurrence of property holding and maintenance costs. The change in real estate owned expense in 1995 was due primarily to an increase in the average balance of real estate owned from $1.4 million in 1994 to $1.6 million in 1995. As part of the BBMC Acquisition, BKB retained all real estate owned.

        Real estate owned expense increased from $0.2 million in the first quarter of 1995 to $0.3 million in the first quarter of 1996. The change was due to an increase in the average balance of real estate owned from $1.2 million during the first quarter of 1995 to $2.6 million during the first quarter of 1996.

Other Expenses

        Other expenses increased from $19.3 million to $21.9 million, or 13.3%, from 1994 to 1995. The increase in other expenses from 1994 to 1995 included increases of $1.1 million in advertising and public relations, $1.0 million in contracted services, $0.9 million in software costs and $0.6 million in communication expenses. These increases were partially offset by a $0.7 million reduction in loan-related expenses. The increase in advertising and public relations expense was due to a major advertising campaign carried out during 1995 in addition to normal advertising activity. Contracted services increased due to an increase in bank service charges for loan payment processing, which also increased with the larger BBMC servicing volume. Software costs increased as BBMC continued to expand and redesign its computer platform in order to deliver more efficient and reliable service. The increase in communications expense was due to higher telephone postage and delivery expenses resulting from higher loan production levels.

        Other expense increased $2.7 million, from $4.7 million during the first quarter of 1995 to $7.4 million in the first quarter of 1996. The increase was the result of a $0.5 million increase in communications expense and a $0.4 million increase in loan expense, coupled with a decrease in expense credits resulting from a decline in early pool buyout activity in 1996. These increases are reflective of the increase in BBMC's servicing portfolio, $44.2 billion at March 31, 1996 as compared to $37.8 billion at March 31, 1995, and higher loan production levels in the first quarter of 1996 as compared to the first quarter of 1995.

Provision for (Benefit from) Income Taxes

        BBMC recorded a provision for income taxes of $2.5 million and $37.9 million for 1994 and 1995, respectively. The effective income tax rate was 39.2% and 56.4% for 1995 and 1994, respectively. The difference between these rates and the statutory federal tax rate was primarily due to state income taxes, net of federal tax benefit. The changes in the provisions for, and benefit from, income taxes were the result of variances in BBMC's pre-tax income and loss for each of the years presented. For additional information regarding income taxes, refer to Note 10 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation.

        BBMC's benefit from income taxes was $42.5 million during the first quarter of 1996 as compared to a provision for income taxes of $2.3 million in the first quarter of 1995. The change in BBMC's income tax provision was the result of a decline in pre-tax income during the first quarter of 1996 as compared to the first quarter of 1995, and a decrease in the effective tax rate from 39.9% during the first quarter of 1995 to 36.5% during the first quarter of 1996.

Accounting Changes

        On January 1, 1994, BBMC changed its method of accounting for mortgage servicing fees from the cash basis to the accrual basis. See Note 2 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation for further discussion of BBMC's accounting changes. See "-Liquidity and Capital Resources-New Accounting Standard" for a discussion of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by BBMC in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        BBMC's primary sources of cash were revenues earned from the servicing of mortgage loans, sales of mortgage loans and servicing rights and borrowings under BBMC's warehouse line of credit. BBMC's primary uses of cash were to fund loan originations and purchases, purchase bulk servicing rights, repay its warehouse line of credit and pay general corporate expenses. BBMC had a net increase (decrease) in cash of ($4.8 million) and $0.3 million in 1995 and 1994, respectively, and ($4.4 million) and $22.4 million in the first quarter of 1995 and the first quarter of 1996, respectively.

        The net decrease in cash in 1995 compared with 1994 was primarily attributable to the use of cash to meet growth in loan origination volume and purchases of mortgage servicing rights, coupled with a reduction in proceeds on sales of mortgage loans. Declining interest rates in 1995 increased loan production across the industry. Cash inflows in 1995 were positively affected by an increase in the proceeds from risk management contracts, which increased in value as a result of the decline in interest rates.

     Prior to the BBMC Acquisition, a line of credit with Bank of Boston was used to fund the origination andpurchase of mortgage loans until the loans were sold to investors. The proceeds of such sales were typically used to pay down the related warehouse debt, with any excess retained by BBMC. Maximum borrowings under the line of credit were $1.25 billion. The higher level of borrowings in 1995 was indicative of higher loan production and purchase volumes during that year as compared to 1994.

        Net cash provided by operating activities and investing activities decreased in the first quarter of 1996 as compared with the first quarter of 1995, principally as a result of an increase in net cash used in the origination and purchase of loans held for sale and in the purchase and origination of mortgage servicing rights and the purchase of risk management contracts. These increases were the result of higher loan production levels and an increasing loan servicing portfolio. As a result of increased loan production and held for sale balances in the first quarter of 1996 as compared to the first quarter of 1995, BBMC had net borrowings of $290.0 million on its line of credit with Bank of Boston during the first quarter of 1996, as opposed to net repayments of $130.5 million on the line of credit during the first quarter of 1995.

Impact of Inflation

        Inflation affects BBMC primarily through its effect on interest rates because interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

New Accounting Standard

        In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement, among other provisions, requires that the value of mortgage servicing rights associated with mortgage loans originated by an entity be capitalized as assets, which results in an increase in mortgage origination revenues. The value of originated mortgage servicing rights is determined by allocating the total costs of the mortgage loans between the loans and the mortgage servicing rights based on their relative fair values. Also, the Statement requires that capitalized servicing rights be evaluated for impairment based on the fair value of these rights. For the purposes of determining impairment, mortgage servicing rights that are capitalized after the adoption of this Statement are stratified based on one or more of the predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each impaired stratum. BBMC adopted this Statement effective January 1, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
BancBoston Mortgage Corporation

We have  audited  the  accompanying  consolidated  balance  sheet of  BancBoston
Mortgage Corporation as of December 31, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancBoston
Mortgage Corporation as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Jacksonville, Florida

January 18, 1996, except for the second paragraph of Note 1 and the fifth paragraph of Note 2, as to which the date is March 4, 1996

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
BancBoston Mortgage Corporation

We have audited the accompanying consolidated balance sheet of BancBoston Mortgage Corporation and subsidiaries (see Note 1) as of March 15, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the period from January 1, 1996 to March 15, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancBoston Mortgage Corporation and subsidiaries as of March 15, 1996 and the consolidated results of their operations and their cash flows for the period from January 1, 1996 to March 15, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Jacksonville, Florida
March 14, 1997

                         BANCBOSTON MORTGAGE CORPORATION
 (The BBMC Predecessor, acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide Lending, Inc. -- Note 1)

                           CONSOLIDATED BALANCE SHEETS

                                                  AT DECEMBER 31,   AT MARCH 15,
  (in thousands)                                       1995            1996
                                                -----------------   ------------
               ASSETS
  Cash.......................................      $      830         $  23,216
  Mortgage loans
    Held for sale, net.......................         388,436           628,504
    Held for investment......................          33,183            65,068
  Purchased mortgage servicing rights, net...         533,891           522,469
  Excess mortgage servicing receivable, net..          17,447            20,393
  Accounts receivable........................          82,473            65,599
  Accounts receivable from Bank of Boston and
    affiliates...............................             343                --
  Pool loan purchases........................          65,272            56,261
  Mortgage claims receivable, net............          45,422            17,563
  Accrued income tax receivable..............              --            40,867
  Deferred tax asset.........................          40,724            36,390
  Real estate acquired.......................           2,627             2,797
  Premises and equipment, net................          25,386            25,071
  Other assets...............................          18,269            16,159
                                                =================   ============
            Total Assets.....................      $1,254,303        $1,520,357
                                                =================   ============

      LIABILITIES & STOCKHOLDER'S EQUITY
  Note payable to Bank of Boston.............      $  966,000        $1,256,000
  Accounts payable and accrued liabilities...          51,683           137,837
  Accrued income taxes.......................          36,213                --
  Long-term debt.............................          13,816            13,790
                                                -----------------   ------------
            Total liabilities................       1,067,712         1,407,627
                                                -----------------   ------------
  Commitments and Contingencies
    (Notes 9, 11, 12, 13, 15, and 16)
Stockholder's Equity:
    Common stock, $1 par value per share:
       10,000 shares authorized; 100 shares
       issued and outstanding                              --                --
    Additional paid-in capital...............         156,666           156,666
    Retained earnings (accumulated deficit)..          29,925           (43,936)
                                                -----------------   ------------
            Total stockholder's equity.......         186,591           112,730
                                                -----------------   ------------
            Total Liabilities and
              Stockholder's Equity                 $1,254,303        $1,520,357
                                                =============   ================

The accompanying notes are an integral part of these financial statements.


                         BANCBOSTON MORTGAGE CORPORATION
 (The BBMC Predecessor, acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide Lending, Inc. -- Note 1)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                                   FOR THE PERIOD
                                                                 YEAR ENDED       JANUARY 1, 1996
                                                                DECEMBER 31,          THROUGH
                                                                    1995           MARCH 15, 1996
                                                              --------------      ---------------
(IN THOUSANDS)
   Revenues:
     Mortgage servicing fees..............                       $173,038              $38,977
     Gain (loss) on risk management contracts                     108,702             (128,795)
     Amortization of mortgage servicing rights                   (108,013)              (7,245)
                                                              ---------------------------------------
        Net servicing revenues............                        173,727              (97,063)
                                                              ---------------------------------------
     Interest income......................                         24,324                8,423
     Interest expense.....................                        (27,128)             (10,089)
                                                              ---------------------------------------
        Net interest revenue (expense)....                         (2,804)              (1,666)
                                                              ---------------------------------------
     Net mortgage origination revenue.....                          3,417                7,638
     Gain on sales of servicing rights....                         10,230                   --
     Other income.........................                            511                  253
                                                              ---------------------------------------
             Total Revenues...............                        185,081              (90,838)
                                                              ---------------------------------------
   Expenses:
     Salaries and employee benefits.......                         45,381               10,287
     Occupancy and equipment..............                         10,009                2,041
     Servicing losses on investor-owned loans                       9,981                5,560
     Real estate acquired.................                          1,054                  291
     Other expenses.......................                         21,896                7,377
                                                              ---------------------------------------
             Total Expenses...............                         88,321               25,556
                                                              ---------------------------------------
   Income (loss) before income taxes and cumulative
     effect of change in accounting principle                      96,760             (116,394)
   Income tax expense (benefit) before cumulative
     effect of change in accounting principle:
     Current..............................                         47,646              (46,867)
     Deferred.............................                         (9,712)               4,334
                                                              ---------------------------------------
             Total Income Tax Expense (Benefit)                    37,934              (42,533)
                                                              ---------------------------------------
             Net Income (Loss)............                         58,826              (73,861)
   Retained Earnings (Accumulated Deficit), January 1             (28,901)              29,925
                                                              ---------------------------------------
   Retained Earnings (Accumulated Deficit), end of

     period...............................                         $29,925            $(43,936)
                                                              =======================================

The accompanying notes are an integral part of these financial statements.

                         BANCBOSTON MORTGAGE CORPORATION
 (The BBMC Predecessor, acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide Lending, Inc. -- Note 1)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE PERIOD
                                                   YEAR ENDED    JANUARY 1, 1996
                                                  DECEMBER 31,       THROUGH
                                                      1995        MARCH 15, 1996
                              (IN THOUSANDS)      ------------    --------------
Cash flows provided by (used in)
  operating activities:
  Net income (loss)...................              $  58,826       $ (73,861)
  Adjustments to reconcile net income
   (loss) to cash
  provided by (used in) operations:
  Cumulative effect of change in accounting
   for mortgage servicing fees, net of tax                 --              --
  Amortization.....................                   108,404           7,327
  Depreciation.....................                     3,133             719
  Servicing losses on investor-owned
   loans.................................               9,981           5,560
  Deferred tax (benefit) expense...                    (9,712)          4,334
  Gain on sale of mortgage servicing
   rights................................             (10,230)             --
  (Gain) loss on risk management
    contracts............................            (108,702)        128,795
  Write down of real estate acquired.....               1,699           1,067
  Capitalized excess mortgage servicing
   receivable............................              (7,513)         (3,967)
  Mortgage loans originated and
   purchased for sale....................          (4,816,964)     (2,027,741)
  Proceeds and principal repayments
   of mortgage loans held for sale.......           4,694,909       1,787,673
  Change in accounts receivable....                   (16,053)         17,217
  Change in pool loan purchases....                    12,205           9,011
  Change in mortgage claims
   receivable............................              (5,383)         25,863
  Change in accrued income taxes.........              31,388         (77,080)
  Change in other assets and accounts
   payable and accrued liabilities.......             (11,899)         82,622
                                                  ------------------------------
 Net cash provided by (used in)
  operating activities...................             (65,911)       (112,461)
                                                  ------------------------------

Cash flows provided by (used in)
 investing activities:
 Principal payments on (net
  origination) of mortgage loans
  held for investment..............                    12,966         (31,885)
 Purchase of premises and equipment..                  (3,141)           (404)
 Acquisition of Bell Mortgage........                    (891)             --
 Purchase of mortgage servicing rights               (193,013)        (60,171)
 Proceeds from (amounts paid for) risk
  management contracts, net                            27,120         (63,426)
 Proceeds from real estate acquired..                   2,610             759
 Proceeds from sales of mortgage
  servicing rights......................               28,649              --
                                                  ------------------------------
Net cash used in investing
 activities.............................             (125,700)       (155,127)
                                                  ------------------------------

Cash flows provided by (used in)
 financing activities:
 Borrowings from Bank of Boston......               3,669,085       1,692,500
 Repayments to Bank of Boston........              (3,482,106)     (1,402,500)
 Repayment of long-term debt.........                    (191)            (26)
                                                  ------------------------------
Net cash provided by (used in)
 financing activities................                 186,788         289,974
                                                  ------------------------------
Net increase (decrease) in cash.......                 (4,823)         22,386
Cash at January 1...................                    5,653             830
                                                  ------------------------------
Cash at end of period...............                $     830       $  23,216
                                                  ==============================

Supplemental disclosures of cash flow
 information:

Cash paid during the year for:
     Interest.........................              $  27,498       $   9,211
     Income taxes.....................              $  16,258       $  30,213
                                                  ==============================

Supplemental schedule of non-cash
 investing activities:

BBMC purchased bulk mortgage
 servicing rights during the
 years 1994 and 1995. In conjunction                $  23,022       $      --
 with purchases, accounts payable
 were assumed..........................
                                                  ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        BancBoston Mortgage Corporation ("BBMC" or the "Company") was a wholly-owned subsidiary of The First National Bank of Boston ("Bank of Boston"), which was a wholly-owned subsidiary of Bank of Boston Corporation. In December 1995, Bank of Boston Corporation signed an agreement with Thomas H. Lee Company and Madison Dearborn Partners ("Investors") to sell BBMC, creating an independent mortgage company. Under the terms of the agreement, Bank of Boston received cash and an equity interest in the new company, HomeSide, Inc. The Investors acquired majority interest in HomeSide, Inc. The transaction closed March 15, 1996. Upon completion of the transaction, BBMC was renamed HomeSide Lending, Inc. BBMC is the BBMC Predecessor company to both HomeSide, Inc. and HomeSide Lending, Inc.

        On March 4, 1996, Barnett Banks, Inc. ("Barnett") entered into an agreement to sell certain of its mortgage banking operations, primarily its servicing portfolio and proprietary mortgage banking software systems to HomeSide, Inc. Barnett received cash and an ownership interest in HomeSide, Inc. The transaction closed May 31, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The consolidated financial statements include BBMC and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. These financial statements have been prepared using the carrying values of BBMC and do not reflect the purchase of BBMC as discussed in Note 1.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management adjusts the amount of amortization recorded based on the effect of anticipated changes in prepayment speeds.

Interest rate products

        BBMC enters into financial agreements and purchases financial instruments as part of its interest rate risk management strategy. These agreements are not considered trading instruments and are primarily entered into for purposes of managing the prepayment risk associated with mortgage servicing rights and interest rate risk relative to commitments to originate mortgage loans against market value declines resulting from fluctuations in interest rates. These instruments and agreements are designated as a part of BBMC's risk management strategy and are linked to the related assets being managed.

        BBMC acquires financial instruments, including derivative contracts (risk management contracts), to partially protect the value of mortgage servicing rights from the effects of prepayment activity caused by interest rate declines. These financial instruments increase or decrease in value in an inverse relationship to changes in market interest rates. Accordingly, as interest rates decline, these financial instruments will increase in value, and as interest rates increase, these financial instruments will decline in value. The value of these financial instruments will fluctuate daily with interest rate changes, and these fluctuations may be significant. However, the decline in the value of these financial instruments is limited to the value recorded in the balance sheet. These financial instruments primarily include options on U.S. treasury futures, forward contracts, and interest rate floors.

        As of March 15, 1996, due to rising interest rates, the risk management contracts had declined in value by the carrying amount recorded on the balance sheet at December 31, 1995 (see Note 14).

        The cost of option contracts to manage BBMC's fixed and variable rate loan origination commitments are capitalized and amortized as an adjustment of gain or loss over the life of the underlying option contract. Unamortized premiums are included in other assets on the balance sheet. At March 15, 1996, BBMC had call options to purchase mortgage-backed securities with a total face amount of $653.0 million. The unamortized premiums associated with these options were $2.6 million at March 15, 1996. There were no put options outstanding as of the balance sheet date.

        Short-term option contracts that are used to manage interest rate risk on BBMC's mortgage servicing rights are marked-to-market with gains or losses recognized in current income. The current market value of these option contracts are included in the balance of capitalized mortgage servicing rights. At March 15, 1996, the current market value of these option contracts included in mortgage servicing rights was $20.2 million. Unrealized gains (losses) at December 31, 1995 and March 15, 1996, included in the consolidated statements of operations were $86.5 million and ($56.6) million, respectively.

Mortgage loans

        Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is based on the contract prices at which the mortgage loans will be sold or, if the loans are not committed for sale, the current market price. Loan origination fees and certain direct costs are deferred until the related mortgage loans are sold.

        Mortgage loans held for investment are stated at the lower of cost or fair value at the time the permanent investment decisions are made. Discounts, if any, are amortized over the anticipated life of the investment.

     Loans are placed on nonaccrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are placed on nonaccrual status, the related interest receivable is reversed against interest income of the current period. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal; otherwise, such payments are recognized as interest income. Loans are removed from nonaccrual status when principal and interest become current and they are estimated to be fully collectible.

Purchased and originated mortgage servicing rights

        Purchased mortgage servicing rights (PMSR) represent the cost of purchasing the right to service mortgage loans originated by others. PMSR are amortized as a reduction of servicing fee income over the estimated servicing period in proportion to the estimated future net cash flows from the loans serviced. Remaining PMSR asset balances are evaluated for impairment by determining their estimated recoverable amount through applying the discount rate in effect at the time the servicing was purchased to the estimated future aggregate net cash flows from the underlying mortgages. The carrying value is written down for any impairment; such write-downs are included in the amortization of mortgage servicing rights.

        On January 1, 1996, BBMC adopted Statement of Financial Accounting Standards (SFAS) No. 122 which, among other provisions, requires that the value of mortgage servicing rights associated with mortgage loans originated by an entity be capitalized as assets. The value of BBMC's originated mortgage servicing rights (OMSR) is determined by allocating the total costs of the mortgage loans between the loans and the mortgage servicing rights based on their relative fair values. Previously, OMSRs were included with the cost of the related loans and considered in determining the gain or loss on sale when the loans were sold. Through March 15, 1996, BBMC capitalized $3.1 million of OMSR, which had the effect of increasing net mortgage origination revenue by $3.1 million for the period January 1, 1996 to March 15, 1996 since a portion of the basis of loans originated for sale was allocated to OMSR. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the previous years ended are not directly comparable with the period January 1, 1996 through March 15, 1996.

        SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on the fair value of these rights. For the purposes of determining impairment, BBMC's mortgage servicing rights are stratified based on interest rate and type of loan (conventional/government). Impairment, if any, is recognized through a valuation allowance for each impaired stratum. BBMC did not record any impairment charges related to its mortgage servicing right portfolio for the period January 1, 1996 through March 15, 1996.

Excess mortgage servicing receivable

        Excess mortgage servicing receivable (EMSR) represents the present value of servicing fee income in excess of a normal servicing fee. When loans are sold, the estimated excess servicing is recognized as income and amortized over the estimated servicing period in proportion to the estimated future aggregate net cash flows from the loans serviced. Remaining asset balances are evaluated for impairment based on current estimates of future discounted cash flows. Such write-downs are included in amortization of mortgage servicing rights.

Accounts receivable

        Accounts receivable includes advances made in connection with loan servicing activities. These advances consist primarily of payments for property taxes and insurance premiums, as well as, principal and interest remitted to investors before they are collected from mortgagors.

Pool loan purchases

        Pool loan purchases are carried at cost and consist of FHA-insured, VA-guaranteed, and conventional loans purchased from mortgage-backed securities serviced by BBMC for others. At the purchase date, these loans were delinquent or in the process of foreclosure or repayment. Losses associated with pool loan purchases are largely reimbursed by the insurer.

Mortgage claims receivable

        Mortgage claims receivable includes claims filed primarily with the FHA and the VA. These receivables are carried at cost, less an allowance for estimated amounts that are not collectible from the mortgage insuring agencies.

Real estate acquired

        Real estate acquired includes properties on which BBMC has foreclosed and taken title. It is initially reported at the lower of the carrying value of the loan or the fair value of the real estate obtained, less estimated selling costs. The excess, if any, of the loan balance over the fair value of the property at the time of transfer to real estate acquired is charged to the reserve for estimated servicing losses on investor-owned loans. Subsequent declines in the value of the property and costs related to holding the property are charged against income.

Premises and equipment

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated life of the improvement or the term of the lease.

Other assets

        Other assets consist primarily of a prepaid pension asset of ($9.8 million at March 15, 1996) allocated from the Bank of Boston, and the excess of cost over fair value of net assets acquired. The excess of cost over fair value of net assets acquired is amortized using a straight-line basis over periods varying from seven to twenty-five years.

Mortgage servicing fees

        Mortgage servicing fees represent fees earned for servicing mortgage loans owned by investors. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recognized as income on anaccrual basis.

Servicing losses on investor-owned loans

        BBMC records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, accrued interest for which payment has been denied, and estimates for potential losses based on BBMC's experience as a servicer of government loans.

        A reserve for estimated servicing losses on investor-owned loans is available for potential losses related to the mortgage servicing portfolio and is included in the balance of accounts payable and accrued liabilities.

Net mortgage origination revenue

        Net mortgage origination revenue includes gains and losses from sales of mortgage loans, deferred origination fees and expenses, and the present value of gains from the EMSR.

Income taxes

        BBMC files its federal tax return through inclusion in Bank of Boston Corporation's consolidated return. Accordingly, Bank of Boston's federal tax provision is allocated to all member subsidiaries as if each member were a separate taxpayer. However, the timing of utilization of certain of BBMC's tax attributes may differ from a stand-alone tax-paying basis. BBMC accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."
Under SFAS No. 109, current tax liabilities or assets are recognized through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year.

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

3. PURCHASED MORTGAGE SERVICING RIGHTS AND EXCESS MORTGAGE SERVICING RECEIVABLE PMSR consist of the following:

                                      December 31,    March 15,
                                          1995            1996
                                     ---------------- -----------------
(in thousands)

PMSR                                 $ 954,931        $ 951,817
Accumulated amortization              (421,040)        (429,348)
                                     ================ =================
Balance                              $ 533,891        $ 522,469
                                     ================ =================

EMSR consist of the following:

                                     December 31,     March 15,
                                         1995            1996
                                     ---------------- -----------------
                                              (in thousands)

PMSR                                 $  66,465        $  70,432
Accumulated amortization               (49,018)         (50,039)
                                     ================ =================
Balance                              $  17,447        $  20,393
                                     ================ =================


4. RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows:

                                           December 31,     March 15,
                                                1995            1996
                                           ---------------- -----------------
                                                    (in thousands)

Balance at January 1                       $   (6,650)      $  (9,400)
Servicing losses on investor-owned loans       (9,981)         (5,560)
Charge-offs                                     7,473           2,725
Recoveries                                       (242)             -
                                         ================ =================
Ending Balance                             $   (9,400)       $(12,235)
                                         ================ =================



5. MORTGAGE SERVICING PORTFOLIO

        BBMC's residential mortgage servicing portfolio totaled $41.5 billion and $44.2 billion at December 31, 1995 and March 15, 1996, respectively, and included mortgage-backed securities of $28.5 billion and $29.1 billion at December 31, 1995 and March 15, 1996, respectively. In addition, BBMC's commercial loan servicing portfolio totaled $0.9 billion and $0.2 billion at December 31, 1995 and March 15, 1996, respectively. Related fiduciary funds are segregated in trust accounts, principally deposited with Bank of Boston, and are not included in the accompanying consolidated financial statements.

        BBMC has in force an errors and omissions policy in the amount of $25 million. Fidelity coverage up to a limit of $75 million, subject to a $1 million deductible, is provided under a Bank of Boston master program.

6. PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

                                           December 31,     March 15,
                                                1995            1996

                                           ---------------- -----------------
                                                    (in thousands)

Land                                       $        4,086   $       4 086
Building                                           14,477          14,476
Furniture and Equipment                            26,870          25,967
Leasehold improvements                                824             877
                                           ---------------- -----------------
                                                  46,257           45,406
Accumulated depreciation and amortization        (20,871)         (20,335)
                                           ================ =================
Balance                                    $      25,386    $      25,071
                                           ================ =================


7. NOTE PAYABLE TO BANK OF BOSTON

        BBMC borrows funds on a demand basis from Bank of Boston under a $1.25 billion line of credit, collateralized by substantially all of BBMC's assets. At December 31, 1995 and March 15, 1996, the interest rate was 6.8% and 7.7%, respectively, less the benefit received from balances held at Bank of Boston. Interest expense, net of this benefit, was $20.5 million and $6.7 million for the years ended December 31, 1995, and for the period January 1, 1996 to March 15, 1996, respectively.

8. LONG-TERM DEBT

        Long-term debt consists of a 30-year mortgage note, payable monthly with interest at 9.5%, maturing in 2017. BBMC's main office building is pledged as collateral. Principal payments due on long-term debt as of March 15, 1996, are as follows:

                                March 15, 1996
                            ---------------------
                               (in thousands)

1997                        $           230
1998                                    234
1999                                    258
2000                                    283
2001                                    312
Thereafter                           12,473
                            =====================
Total Due                   $        13,790
                            =====================

9. EMPLOYEE BENEFITS

        BBMC participates with Bank of Boston and its affiliates in a non-contributory defined benefit pension plan (Plan) covering substantially all full-time employees. Bank of Boston funds the Plan in compliance with the requirements of the Employee Retirement Income Security Act.

     The Plan is an account balance defined benefit plan in which each employee has an account to which amounts are allocated based on level of pay and years of service and which grows at a specific rate of interest. Benefits accrued prior to 1989 are based on years of service, highest average compensation, and social security benefits. Expense (income) associated with this Plan was $0.5 million for the year ended December 31, 1995, and $0.3 million for the period January 1, 1996 to March 15, 1996.

        BBMC also maintains non-qualified deferred compensation and retirement plans for certain officers. All benefits provided under these plans are unfunded and any payments to plan participants are made by BBMC. As of December 31, 1995 and March 15, 1996, approximately $0.7 million and $0.7 million, respectively, were included in accrued expenses and other liabilities for these plans. For the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, expense related to these plans was $0.2 million and $0.1 million, respectively.

        BBMC also participates with Bank of Boston and its affiliates in a thrift incentive plan. Under this plan, employer contributions are generally based on the amount of eligible employee contributions. The amounts charged to operating expense under this plan were $0.2 million and $0.1 million for the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, respectively. BBMC employees are eligible to participate in the thrift plan until October 1, 1996 at which time BBMC participant accounts will become part of a similar plan offered by the new company.

        BBMC participates with Bank of Boston and its affiliates by providing certain health and life insurance benefits for retired employees. Eligible employees currently receive credits up to $10 thousand based on years of service, which are used to purchase post-retirement health care coverage. Life insurance coverage is dependent on years of service at retirement. Amounts charged to employee benefits expense for these benefits were $0.5 million and $0.8 million for the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, respectively. After March 15, 1996 retiree benefits associated with current retirees will be assumed by Bank of Boston.

The components of post-retirement benefits expense for the year ended December
 31 were as follows:
                                                                   1995

                                                               -------------
                                                               (In Thousands)

Service cost (benefits earned during the period)               $    53
Interest cost on projected benefit obligation                      264
Amortization:
   Unrecognized net asset                                          250
   Unamortized gain                                                (53)
                                                               =============
Net post-retirement benefit cost                               $  514
                                                               =============

BBMC's unfunded accumulated post-retirement benefit obligation for the year ended December 31 was as follows:

                                                                1995
                                                            --------------
                                                            (In Thousands)
Accumulated post-retirement benefit
   obligation for retirees                                  $   3,515
Unrecognized net gain                                           1,541
Unrecognized net obligation                                    (4,250)
                                                            ==============
Post-retirement benefit liability                           $     806
                                                            ==============

Assumptions used in actuarial computations were:

                                                                   1995
                                                            -------------------
Rate of increase in future
   compensation levels                                            4.50%
Weighted average discount rate                                    7.25%
Medical inflation rate                                       8% declining to
                                                                5% in 1999

        An increase of 1% in the assumed health care cost trend rate would result in an increase of 5.8% in the accumulated post-retirement benefit obligation and 4.9% in annual post-retirement benefit expense for the yearended December 31, 1995.

        These retirement plans are assessed annually. There was no actuarial valuation at March 15, 1996. Post-retirement benefit expense for the period January 1, 1996 to March 15, 1996 was $0.1 million.

10. INCOME TAXES

        The components of the net deferred tax asset are as follows:

                                       December 31,     March 15,
                                            1995           1996
                                       ---------------- -----------------
                                                (In Thousands)

PMSR                                   $    34,008      $    28,167
EMSR                                         8,957            8,881
Reserve for estimated servicing
   losses on investor-owned loans            3,657            4,759
Other                                       (1,301)          (1,303)
Valuation reserve                           (4,597)          (4,114)
Net deferred tax assets,
                                       ================ =================
   Net of reserve                      $    40,724      $     36,390
                                       ================ =================

        The deferred tax assets, net of the valuation reserve, can be realized from the reversal of existing deferred tax liabilities and by carryback to previous years with taxable income. The valuation reserve has been primarily established against state deferred tax assets where carryback is not permitted.

The components of the provision for (benefit from) income taxes are as follows:

                                           December 31,     March 15,
                                                1995           1996
                                           ---------------- -----------------
                                                    (In Thousands)
Current tax provision (benefit)            $    47,646      $   (46,867)
Deferred tax (benefit) expense on income        (8,651)           4,817
Change in valuation reserve                     (1,061)            (483)
                                           ---------------- -----------------
Net deferred tax (benefit) expense              (9,712)           4,334
Income tax provision (benefit) before
   cumulative effect of changes in

   accounting principles                        37,934          (42,533)
Total income tax provision (benefit)       $    37,934      $   (42,533)
                                           ================ =================

        The following table reconciles the expected federal tax provision (benefit) on income (loss) before cumulative effect of change in accounting principle, based on the federal statutory tax rate of 35%, to the actual tax provision (benefit) before cumulative effect of changes in accounting principles:

                                                 December 31,     March 15,
                                                      1995           1996
                                                 ---------------- --------------
                                                          (In Thousands)

Expected tax provision (benefit) applicable to
   income (loss) before cumulative effect of
   change in accounting principle                $   33,866       $  (40,738)
Effect of:
   State income taxes, net of federal tax
     benefits                                         3,774              743
   Other                                                294           (2,538)
                                                 ---------------- --------------
Actual tax provision (benefit) before
   cumulative effect of change in
   accounting principle                          $   37,934       $  (42,533)
                                                 ================ ==============

11. LEASE COMMITMENTS

        BBMC leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 1999. Rental expense for leases of office facilities and equipment was $3.9 million for the year ended December 31, 1995 and $1.8 million for the period January 1, 1996 to March 15, 1996. BBMC's minimum future lease commitments are as follows:

                                 December 31,     March 15,
                                      1995           1996
                                 ---------------- -----------------
                                          (In Thousands)

1996                             $   1,996        $   1,837
1997                                   622            1,910
1998                                   280            1,764
1999                                    52            1,079
2000                                    -               107
Thereafter                              -                21
                                 ---------------- -----------------
Total                            $   2,950        $   6,718
                                 ================ =================

12. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

        BBMC purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans and the management of the risk of fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Interest rate risk is the possibility that a change in interest rates will cause the value of a financial instrument to decrease or become more costly to settle. Financial instruments primarily used by BBMC include commitments to extend credit, mandatory and optional forward commitments, commitments to purchase mortgage servicing rights, and other instruments to minimize the interest rate risk of capitalized servicing assets, primarily options on treasury bond futures.

Options and forward contracts

        BBMC purchases options and forward contracts to protect the value of mortgage servicing assets from exposure to increases in prepayment activity and to reduce the impact of interest rate fluctuations on its lending commitments. The notional amount of the options and forward contracts is the amount upon which interest and other payments under the contract are based and is generally not exchanged. Therefore, the notional amounts should not be taken as the measure of credit risk or a reflection of future cash requirements. The risk associated with options and forwards is the exposure to current and expected market movements in the interest rates and the ability of the counterparties to meet the terms of the contracts. The cash requirements associated with these options and forward contracts, aside from the initial purchase price, are minimal. These contracts generally require future performance on the part of the counterparty upon exercise of the option or execution of the forward contract by BBMC.

        BBMC is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. BBMC controls credit and market risk associated with interest rate products by establishing and monitoring limits as to the types and degree of risks that may be undertaken. BBMC's exposure to credit risk in the event of default by the counterparties for the options is $20.2 million which was due at March 15, 1996.

        BBMC's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans is the difference between the contract price and the current market price, offset by any available margins retained by BBMC or an independent clearing agent. The amount of credit risk as of March 15, 1996, if all counterparties failed completely and if the margins, if any, retained by BBMC or an independent clearing agent were to become unavailable, was approximately $16.1 million for mandatory forward commitments of mortgage-backed securities.

        The following is a summary of BBMC's notional amounts and fair values of interest rate products as of December 31, 1995, and March 15, 1996:

                                                         December 31, 1995                March 15, 1996
                                                     Notional        Estimated      Notional       Estimated
                                                      Amount       Fair Value(1)     Amount      Fair Value(1)
                                                   -------------- ---------------- ------------ ----------------
                                                                          (In Thousands)
Purchased commitments to sell mortgage loans:
   Mandatory forward contracts                     $  1,169,559     $    (9,798)    $   941,087    $   16,099
   Options on mortgage-backed securities                315,000             -           653,000         7,607
Risk management contracts:
   Purchased                                          3,107,500         118,753         781,000        17,990
   Sold                                                 295,000         (33,833)            -             -


(1) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date.

(2) See Note 14 for additional disclosures on fair value of financial instruments.

Commitments to originate mortgage loans

        BBMC regularly enters into commitments to originate mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent BBMC does not have matching commitments to sell loans, which exposes BBMC to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to BBMC's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made.

        Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments are expected to expire without being drawn upon. Commitments to originate mortgage loans totaled $885.6 million at December 31, 1995 and $956.4 million at March 15, 1996.

Mortgage loans sold with recourse

        BBMC sells mortgage loans with recourse to various investors and retains the servicing rights on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $6.8 million at December 31, 1995 and $7.0 million at March 15, 1996.

Servicing commitments to investors

        BBMC is required to submit to certain investors, primarily GNMA, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

        Purchase mortgage servicing rights commitments BBMC routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights, correspond to mortgage loans having an aggregate loan principal balance of approximately $2.7 billion at December 31, 1995 and $0.9 billion at March 15, 1996.

Geographical concentration of credit risk

        BBMC is engaged in business nationwide and has no material concentration of credit risk in any geographic region.

13. OTHER RELATED PARTY TRANSACTIONS

        BBMC services mortgage loans for Bank of Boston and its affiliates. The balances of those portfolios totaled $2.0 billion and $2.0 billion at December 31, 1995 and March 15, 1996, respectively. Related servicing fees are included in mortgage servicing fees and were $7.6 million and $1.2 million for the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, respectively. BBMC reimburses Bank of Boston and its affiliates for certain occupancy and supplies costs. Total costs reimbursed were $0.7 million for the year ended December 31, 1995 and $0.2 million for the period January 1, 1996 to March 15, 1996.

        BBMC services real estate acquired by the Bank of Boston and its affiliates. Related expenses are reimbursed and were $1.7 million for the year ended December 31, 1995 and $1.7 million for the period January 1, 1996 to March 15, 1996.

        An affiliate of Bank of Boston purchases a 99.25% participation in mortgages in the process of being sold to permanent investors. The principal balances sold under this agreement aggregated approximately $6.5 billion for the year ended December 31, 1995, and $0.7 billion for the period January 1, 1996 to March 15, 1996.

        BBMC purchased mortgage servicing rights from Bank of Boston during 1995 and capitalized $4.8 million in mortgage servicing rights associated with this transaction.

        BBMC sold mortgage loans to Bank of Boston and its affiliates in its normal course of business. These sales totaled $0.5 billion for the year ended December 31, 1995, and $0.6 billion for the period January 1, 1996 to March 15, 1996. Included in mortgage loans held for sale are loans which will be sold to Bank of Boston and its affiliates totaling $18.1 million at December 31, 1995, and $64.1 million at March 15, 1996.

        Miscellaneous administrative services are provided by related companies. These services did not have a material impact on the consolidated financial statements.

14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.

        Financial instruments include such items as mortgage loans held for sale, mortgage loans held for investment, interest rate contracts, notes payable, and other instruments.

        Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future expected loss experience, and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair value, BBMC's fair values should not be compared to those of other companies.

        Under the Statement, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of BBMC. For certain assets and liabilities, the information required under the Statement is supplemented with additional information relevant to an understanding of the fair value.

        The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash

     The carrying amount reported in the balance sheet approximates fair value.

Mortgages held for sale

        Fair values are based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights retained, as is BBMC's normal business practice.

Mortgages held for investment

        Fair value is estimated using market quotes for securities backed by similar loans or by discounting contractual cash flows, adjusted for credit risk and prepayment estimates. These loans are priced with servicing rights retained. Discount rates are obtained from secondary market sources.

        Accounts receivable, pool loan purchases, and mortgage claims receivable, net Carrying amounts are considered to approximate fair value. All amounts that are assumed to be uncollectible within a reasonable time are written off.

Excess mortgage servicing receivable

        Fair value is based on the present value of expected future net cash flows and the current estimated servicing life.

        Risk management contracts Fair values are estimated based on actual market quotes or option models.

Note payable to Bank of Boston

        The carrying amount of the note payable to Bank of Boston reported in the balance sheet approximates its fair value.

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

The estimated fair values of BBMC's financial instruments are as follows:

                                                     December 31, 1995                  March 15, 1996
                                                  Carrying          Fair         Carrying           Fair
                                                   Amount          Value          Amount            Value
                                               --------------- --------------- -------------- ------------------
                                                                        (In Thousands)
ASSETS
Cash                                           $       830     $       830        $  23,216      $   23,216
Mortgages held for sale                            388,436         395,984          628,504         633,993
Mortgages held for investment                       33,183          35,003           65,068          65,068
Accounts receivable                                 82,816          82,816           65,599          65,599
Pool loan purchases                                 65,272          65,272           56,261          56,261
Mortgage claims receivable                          45,422          45,422           17,563          17,563
Excess mortgage servicing receivable                17,447          19,117           20,393          23,100
Risk management contracts, classified as
   PMSR, and other assets (2)                       84,520          84,920           20,169          20,169
LIABILITIES
Note payable to Bank of Boston                     966,000         966,000        1,256,000       1,256,000
Long-term debt                                      13,816          16,211           13,790          21,695
OFF-BALANCE SHEET (1)
Commitments to originate mortgage loans               -              1,094              -            27,250
Mandatory forward contracts to
   sell mortgages (2)                                 -             (9,798)             -            16,099
Options on mortgage-backed securities (2)             -                -                -             7,607

(1)  Parentheses  denote a liability.

(2)  See Note 12 for additional disclosures on notional amounts.

     Fair value estimates are made as of a specific point in time, based on relevant market data andinformation about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale BBMC's entire holding of a particular financial instrument. Because no active market exists for some portion of BBMC's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and repayment trends, risk characteristics of various financial instruments, and other factors.

        These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 1995 and March 15, 1996. Changes in market interest rates and prepayment assumption could significantly change the fair value.

15. CONTINGENCIES

        BBMC is a  defendant  in a number of legal  proceedings  arising  in the normal course of business. BBMC, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving BBMC, considers that the aggregate liability or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position or results of operations of BBMC.

16. ACQUISITION OF BELL MORTGAGE

        On June 1, 1995, BBMC purchased the assets and liabilities of Bell Mortgage Company ("Bell Mortgage"), a privately-held mortgage origination company located in Minneapolis, Minnesota, for $0.9 million in cash. The acquisition of Bell Mortgage was accounted for as a purchase. Accordingly, the purchase price was allocated to net assets acquired based upon their estimated fair market value. As of a result of the acquisition, goodwill of $0.4 million was recorded and is being amortized over a 7-year period using the straight-line method.

        Also, under the terms of the agreement, the shareholders of Bell Mortgage will receive additional contingent cash payments based on Bell Mortgage reaching specific performance goals over the next 3 years. These additional cash payments will be recorded as additions to goodwill and will be amortized over the remainder of the original 7-year period using the straight-line method.

        Results of operations after the acquisition date are included in the consolidated financial statements. Pro forma financial results would not have been materially different as a result of this acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective April 1, 1998, HomeSide, Inc. dismissed its prior certifying accountants, Arthur Andersen, L.L.P. and retained as its new certifying accountants, KPMG Peat Marwick, L.L.P. Arthur Andersen's report on HomeSide's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by HomeSide, Inc.'s Board of Directors.

     During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between HomeSide, Inc. and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

                          Position with the Company                                  Year First
                           or Principal Occupation                                   Elected a
Name of Nominee           During the Past Five Years                         Age     Director
-------------------       -----------------------------------------------    ---     ----------
Joe K. Pickett            Chairman of the Board, Chief Executive Officer     52      1996
                          and a Director of the Company since March 14,
                          1996.  Chairman of the Board and Chief Executive
                          Officer of the Company's wholly-owned subsidiary
                          HomeSide Lending, Inc.  ("HomeSide") since April
                          1990.  Director of Fannie Mae and Baptist
                          Medical Center, Jacksonville, Florida.

Hugh R. Harris            President, Chief Operating Officer and a           46      1996
                          Director of the Company since March 14, 1996.
                          President and Chief Operating Officer of
                          HomeSide Lending since January 1993.
                          Previously, Vice-Chairman of HomeSide Lending.
                          Director of Republic Mortgage Insurance Company.

Don R. Argus              Managing Director and Chief executive Officer of   60      1998
                          National Australia Bank, Ltd., the parent, since
                          1990.

Robert M. Prowse          Chief Financial Officer of National Australia      54      1998
                          Bank, Ltd., the parent, since January 1998.
                          Previously Managing Director of Bank of New
                          Zealand from 1992 to 1997.

Douglas E. Ebert          Chief Executive Officer of Michigan National       53      1998
                          Corporation and Michigan National Bank since
                          December 1993.  Previously President and Chief
                          Executive Officer of Lincoln National
                          Corporation.

                                                  MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company (the "Parent") and the Company's primary operating subsidiary, HomeSide Lending, Inc. ("HomeSide").

              Name                 Age        Position
      Joe K. Pickett ...........   52      Chairman of the Board and Chief Executive Officer, Director
      Hugh R. Harris ...........   46      President and Chief Operating Officer; Director
      Kevin D. Race ............   37      Executive Vice President and Chief Financial Officer
      Robert J. Jacobs .........   45      Executive Vice President, Secretary and General Counsel, Director
      Betty L. Francis..........   51      Chief Credit Officer and Executive Vice President
      Mark F. Johnson...........   43      Executive Vice President - Production
      William Glasgow, Jr.......   48      Executive Vice President - Servicing
      Daniel T. Scheuble........   39      Executive Vice President - Technology
      W. Blake Wilson...........   32      Executive Vice President, Director of Capital Markets
      Ann R. Mackey.............   40      Senior Vice President and Finance Director
      Debra F. Watkins..........   40      Senior Vice President, Cash Management and Marketing
                                              Operations

The directors of the Company are elected each year by vote of the directors. Each of the officers and directors shall serve until their successors are elected and qualified or until their earlier resignation or removal. It is expected that corporate officers of the Company will be appointed annually by its Board of Directors.

JOE K. PICKETT has served as chairman of the Board and Chief Executive Officer of HomeSide since April 1990 and as Chairman of the Board, Chief Executive Officer and a Director of the Parent since March 14, 1996. From October 1994 through October 1995, Mr. Pickett served concurrently as President of the Mortgage Bankers Association of America. Mr. Pickett also serves as a Director of Fannie Mae and of Baptist Medical Center, Jacksonville, Florida.

HUGH R. HARRIS has served as President and Chief Operating Officer of HomeSide since January 1993 and as President, Chief Operating Officer and a Director of the Parent since March 14, 1996. From January 1988 to January 1993, Mr. Harris served as Vice Chairman of HomeSide in charge of production and secondary marketing. Mr. Harris currently serves as a Director of Republic Mortgage Insurance Company (RMIC).

KEVIN D. RACE has served as Executive Vice President and Chief Financial Officer of HomeSide and Vice President, Chief Financial Officer and Treasurer of the Parent since October 1996. From 1993 to 1996, Mr. Race served as Executive Vice President, Chief Financial Officer and Treasurer of Fleet Mortgage Group. In 1996, Mr. Race was named president of Fleet Mortgage Group. In 1989, Mr. Race served in the mortgage capital markets and non-conforming products areas of Fleet Mortgage Group. From 1985 to 1989, Mr. Race served as Vice President and National Product Manager for Mortgage Backed Securities for Citicorp. From 1982 to 1985, Mr. Race served in the secondary marketing area of North American Mortgage Company.

ROBERT J. JACOBS has served as Executive Vice President and Secretary of HomeSide since February 2, 1996. Mr. Jacobs has served as a Director of HomeSide since March 14, 1996. Mr. Jacobs has also served as Secretary of the Parent since March 14, 1996 and as Vice president of the Parent since April 10, 1996. From 1987 to 1996, Mr. Jacobs served as a Senior Vice President and Chief Legal Officer of Chase Manhattan Mortgage Corporation, and served as General Counsel for Citicorp Savings of Florida from 1984 to 1986. Mr. Jacobs currently serves as President and Legislative Chairman of the Mortgage Bankers Association of Florida.

BETTY L. FRANCIS has served as Chief Credit Officer and as Executive Vice President of HomeSide since October 1996 and as Vice President of the Parent since April 10, 1996. Ms. Francis served from March 1994 to October 1996 as Chief Financial Officer of HomeSide. Ms. Francis served from April 1993 to March 1994 as the Senior Finance Officer of the Personal Banking Group, and from April 1990 to April 1993 as the Comptroller of Bank of Boston and BKBC. Ms. Francis is a Trustee of Commonwealth Energy Services, a gas and electric utility in Massachusetts.

MARK F. JOHNSON has served as Executive Vice President of Production of HomeSide since April 1, 1992. From 1988 to 1992, Mr. Johnson served as Senior Vice President and Director of Wholesale Lending for HomeSide. Mr. Johnson also has served as Vice President of the Parent since April 10, 1996.

WILLIAM GLASGOW, JR. has served as Executive Vice President of HomeSide since July 1991. From October 1989 to July 1991, Mr. Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri. Mr.Glasgow has also served as Vice President of the Parent since April 10, 1996.

DANIEL T. SCHEUBLE has served as Executive Vice President for Technology, Loan Processing and Consumer Direct Lending of HomeSide since 1993. From 1990 to 1992, Mr. Scheuble served as a Senior Technology and Operational Manager at Bank of Boston. Mr. Scheuble has also served as Vice President of the Parent since April 10, 1996.

W. BLAKE WILSON has served as Executive Vice President and Director of Capital Markets of HomeSide since September 1997. He previously served as Senior Vice President and Director of Capital Markets of the Company from June 1996. Before joining HomeSide, Mr. Wilson served in Capital Markets for Prudential Home Mortgage ("PHM") from 1992 through June 1996. Prior to joining PHM, he worked in KPMG Peat Marwick's National Mortgage and Structured Finance Group in Washington, D.C.

ANN R. MACKEY has served as Senior Vice President and Finance Director of HomeSide since July 1993. From September 1992 to July 1993, Ms. Mackey served as a manager in International Risk Management for Bank of Boston. Ms. Mackey previously served as Senior Audit Manager at KPMG Peat Marwick from 1985 to 1992.

DEBRA F. WATKINS has served as Senior Vice President, Cash Management and Marketing Operations of HomeSide since October 1993. From July 1987 to October 1993, Ms. Watkins served in various management positions in Secondary Marketing and Production Operations at the Company. Ms. Watkins currently serves as Chairperson of the GNMA Liaison Committee of Mortgage Association of America.

ITEM 11.  EXECUTIVE COMPENSATION

                                            EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's five most highly compensated executive officers for all services rendered in all capacities to the Company and its subsidiaries for the periods from February 11, 1998 to September 30, 1998, and the HomeSide, Inc. predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997.

                                          SUMMARY COMPENSATION TABLE

                                                                  Lont-Term
                                                                Compensation
                                                                   Awards
                                                  Annual       ----------------
                                              Compensation        Securities
      Name and Principal            Fiscal  ------------------   Underlying             All Other
      HomeSide Lending Position      Year    Salary       Bonus       Options            Compensation
----------------------------------- ------- ----------    ----------- ---------------- ---------------------
Joe K. Pickett...............       1998(a)  $291,000     $500,000(c)     50,000(d)       $ 4,801,289(f)(g)(h)
       Chairman & CEO               1998(b)   372,000      500,000        45,000               23,954
                                    1997      312,000      362,000       242,862(e)            16,135(i)
----------------------------------- ------- ----------    --------- ------------------ ---------------------
Hugh R. Harris...............       1998(a)   266,000      500,000(c)      45,000(d)        4,763,533(f)(g)(h)
       Presidend and Chief          1998(b)   360,000      470,000         45,000              14,411
       Operating Officer            1997      300,000      350,000        242,862(e)            7,842(i)
----------------------------------- ------- ----------     --------- ----------------- ---------------------
Kevin D. Race................       1998(a)   194,000      211,000(c)      35,000(d)        2,385,547(f)(g)(h)
       Executive Vice President     1998(b)   250,000      300,000         45,000               9,333
       and Chief Financial Officer  1997      250,000(j)   100,000         97,155(e)          413,145(i)(k)
----------------------------------- ------- ----------     --------- ----------------- ---------------------
Mark F. Johnson..............       1998(a)   150,000       227,000(c)     30,000(d)        1,753,605(f)(g)(h)
       Executive Vice President
       Secondary Marketing and      1998(b)   230,000       200,000        30,000              10,623
       Production                   1997      200,000       150,000        97,155(e)            6,714 (i)
----------------------------------- ------- ----------     --------- ----------------- ---------------------
William Glasgow, Jr..........       1998(a)   150,000       227,000(c)     30,000(d)        1,754,109(f)(g)(h)
       Executive Vice President     1998(b)   230,000       200,000        30,000              14,299
                                    1997      200,000       150,000        97,155 (e)           6,522(i)
-----------------------------------

(a)  For the fiscal period from February 11, 1998 to September 30, 1998.
(b)  For the fiscal period from March 1, 1997 to February 10, 1998.
(c) Bonus amounts relate to the proportion of the guaranteed annual bonus under employment agreements with the National earned during the period from February 11, 1998 to September 30, 1998. Annual bonus amounts under HomeSide's bonus plan will not be determined until January 1999.
(d)  Options to purchase  common stock of National  Australia  Bank,  Ltd.,  the parent.
(e) Reflects a 17 for 1 stock split of the Company's Common Stock effected immediately prior to the Company's January 1997 initial public offering.
(f) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) relocation expenses of $33,043 with respect to Mr. Pickett.
(g) In consideration of entering into the Confidentiality and Noncompetition Agreements with the National, Messrs. Pickett, Harris, Race, Johnson and Glasgow received a one time cash payment in the amount of $1,500,000, $1,500,000, $1,000,000, $400,000 and $400,000, respectively, immediately following the Merger with the National.
(h) Executive officers received the following amounts with respect to accelerated Options pursuant to the Merger Agreement: Joe K. Pickett - $2,380,595 Hugh R. Harris - $2,380,595, Kevin D. Race - $1,018,261, Mark F.
     Johnson - $981,636 and William Glasgow, Jr. - $981,636. In addition, such individuals received the following amounts with respect to previously vested options pursuant to the Merger Agreement: Joe K. Pickett - $851,533, Hugh R. Harris - $851,533, Kevin D. race - $340,645, Mark F. Johnson $340,645 and William Glasgow, Jr. - $340,645.
(i) Includes amounts received for (1) matching contributions under the Company's savings plan of $6,000 with respect to each of Messrs. Pickett, Harris, Johnson, Glasgow; and (2) the dollar value of life insurance premiums paid by the Company with respect to: Mr. Pickett $10,135; Mr. Harris $1,842; Mr. Race $74; Mr. Johnson $714; Mr. Glasgow $522.
(j) The salary of Mr. Race was per annum. Mr. Race has been employed by the Company since October 1996.
(k) Includes a bonus of $375,000 received by Mr. Race as an inducement to join the Company and $38,071 in relocation expenses.

    OPTION GRANTS FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

        The following table provides information on option grants with respect to common stock of the parent, National Australia Bank, Ltd., for the period from February 11, 1998 to September 30, 1998 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:

                                       Individual
                                         Grants
                         ------------------------------------------------------
                                        % of                                      PotentialRealizable
                                        Total                                          Value at
                          Number of    Options                                  Assumed Annual Rates
                          Securities   Granted                                          of Stock
                         Underlying       to                                    Price Appreciation for
                          Options      Employees      Exercise                       Option Term (c)
                          Granted       in the         Price        Expiration     -----------------
      Name                (#)(a)        period         ($/Sh)         Date           5%        10%
------------------       ----------    ---------    -------------   -----------    ------    -------
Joe K. Pickett              50,000       (b)          $11.81          02/26/03    $160,233  $332,211

Hugh R. Harris              45,000       (b)           11.81          02/26/03     144,210   298,990

Kevin D. Race               35,000       (b)           11.81          02/26/03     112,163   232,548

Mark F. Johnson             30,000       (b)           11.81          02/26/03      96,140   199,327

William Glasgow,            30,000       (b)           11.81          02/26/03      96,140   199,327
       Jr.

(a) Options granted during the period from February 11, 1998 to September 30, 1998 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from February 26, 2001 to February 26, 2003 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.

(b) Represents less than 1% of the total options granted to the National's employees during the fiscal year ended September 30, 1998.

(c) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the National's Common Stock and in accordance with the Executive Share Option Plan. The market price of the National's common stock at September 30, 1998 was $12.10.

                  AGGREGATED OPTION EXERCISES AND OPTION VALUES
           FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

        The following table provides information on option exercises during the period from February 11, 1998 to September 30, 1998 with respect to the Common Stock of the National and on the values of the named executive officers' unexercised options at September 30, 1998:

                         Shares                                                     Value of Unexercised
                        Acqired    Securities    Underlying Unexercised                   In-the-Money
                          on          Value       Options at Year-End (#)             Options at Year-End
       Name            Exercise     Realized    Exercisable   Unexercisable      Exercisable  Unexercisable (a)
--------------------   ----------  ----------   -----------   ---------------    ----------   -----------------
Joe K. Picket.......        0          $0           0             50,000              $0          $14,500


Hugh R. Harris......        0           0           0             45,000               0           13,050

Kevin D. Race.......        0           0           0             35,000               0           10,150

Mark F. Johnson.....        0           0           0             30,000               0            8,700

William Glasgow, Jr.        0           0           0             30,000               0            8,700

--------------------

(a) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 1998.

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

        Employment Agreements with the National and the Company. In connection with the acquisition of HomeSide by the National, the National and the Company entered into employment agreements (the "Employment Agreement") with Joe K. Pickett, the Company's Chairman and Chief Executive Officer; Hugh R. Harris, the Company's President and Chief Operating Officer; Kevin D. Race, the Company's Vice President, Treasurer and Chief Financial Officer; Mark F. Johnson, the
Company's  Vice  President,  Loan  Production;  and William  Glasgow,  Jr.,  the
Company's Vice President, Loan Administration and six other officers of the Company (the "Executives"). Each Employment Agreement became effective upon the consummation of the merger with the National (the "Merger") and provides for a three-year term of employment commencing upon the consummation of the Merger. Pursuant to the Employment Agreements, Mr. Pickett serves as Chairman and Chief Executive Officer of the Company. Mr. Harris serves as President and Chief Operating Officer of the Company and Mr. Race serves as Executive Vice President and Chief Financial Officer of the Company. The Employment Agreements for Messrs. Johnson and Glasgow provide that each such Executive serves as an Executive Vice President of the Company.

     Pursuant to their respective Employment Agreements, Messrs. Pickett, Harris, Race, Johnson and Glasgow each (i) receives an annual base salary of $450,000, $410,000, $300,000, $230,000 and $230,000, respectively, (ii) receives a guaranteed annual bonus of $800,000, $800,000, $337,500, $362,500 and $362,500 respectively, payable on each of the first and second anniversaries of the Effective Time, February 10, 1998, of the Merger, (iii) is eligible to participate in the Company's annual bonus plan ("ABP"), (iv) is eligible to participate in the National's Executive Share Option Plan and will receive an initial grant of options to purchase 50,000, 45,000, 35,000, 30,000 and 30,000 NAB ordinary shares, respectively, and (v) is eligible to participate in a long-term incentive plan (funded by the National with a cash pool not in excess of $15,000,000), the first award under such plan (the "Anniversary Award") to be payable in a lump sum cash payment within 30 days following the third anniversary of the effective time of the Merger (the "Anniversary Date"), provided that the Executive is employed by the Company on the Anniversary Date. The Employment Agreements provide that the National shall cause the entire long-term incentive plan cash pool to be distributed to eligible Company executives. The Employment Agreements for the six other officers provide for annual base salaries aggregating $1,120,000, and guaranteed annual bonuses aggregating $712,500; and such officers will receive in the aggregate initial grants of options to purchase 150,000 NAB ordinary shares and will be eligible to participate in the Company's annual bonus plan and in the long-term incentive plan referred to in clause (v) above. The Employment Agreements also provide that each Executive will be (i) entitled to participate in employee benefit plans as may be in effect for senior executives of the Company from time to time, (ii) entitled to paid vacation in accordance with the vacation policy applicable to the Company's senior executives, (iii) reimbursed by the Company for reasonable business expenses and (iv) entitled to receive the same perquisites that such Executives received immediately prior to the Effective Time. The Employment Agreements further provide that each Executive will be eligible to participate in a nonqualified deferred compensation plan to which such Executive may elect to defer any amount of such Executive's cash compensation.

     Each Employment Agreement may be terminated by the applicable Executive for "good reason" and by the Company for "cause," as such terms are defined in the Employment Agreements, or by voluntary resignation of the Executive, upon ninety
(90) days' written notice provided the Executive waives any amounts payable under the Employment Agreement and provided further that Executive's obligations under the Confidentiality and Noncompetition Agreement (described below) to which such Executive is a party remain unaffected by such resignation. In the event that the Company terminates the Executive's employment for any reason other than cause or disability or the Executive terminates his employment for good reason, the Company is obligated to (A) pay to the Executive his Anniversary Award pursuant to the long-term incentive plan if he is terminated prior to the third anniversary of the Merger and (B) (i) pay to the Executive for the twenty-four (24) month period ( the eighteen (18) month period, in the case of each Executive other than Messrs. Pickett and Harris) following the Executive's termination (the "Continuation Period"), an amount equal to his average monthly base salary for the two year period (or portion thereof) immediately preceding the date of termination, plus (ii) at the end of the Continuation Period, an amount equal to two times (1.5 times, in the case of each Executive other than Messrs. Pickett and Harris) the average of (x) the Executive's target bonus under the ABP for the year in which termination occurs and (y) the annual bonus under the ABP for the year immediately preceding the year in which termination occurs, (iii) the pro rata portion of the guaranteed annual bonus, if any, for the year of termination and (iv) the pro rata portion of Executive's ABP award for the year of termination, and (C) provide the Executive during the Continuation Period with continued coverage under the Company's health, life and disability insurance plans, provided that Executive continues to contribute the employee share of the cost applicable to such coverages. The amounts under clauses (B) (i) and (ii) and the coverage under clause (C) in the immediately preceding sentence will be payable or provided, as the case may be, only so long as the Executive complies with his obligations under the confidentiality and Noncompetition Agreement (described below) to which such Executive is a party.

     In the event an Executive's employment is terminated by reason of death or disability, the Company shall pay such Executive (or his designated beneficiary or estate, as the case may be) the pro-rated portion of (i) the guaranteed annual bonus, if any, for the year of termination of employment, (ii) any ABP award such Executive would have received for the year of termination of employment, and (iii) any applicable award payable under the long-term incentive plan (which is the Anniversary Award in the event of termination of employment on or before the third anniversary of the Merger).

     Each Employment Agreement provides that the Executive waives any and all rights to benefits payable under any prior severance agreement to which the Executive and the Company are parties and agrees that such severance agreement shall be void and of no further effect and shall be superseded in its entirety by the Employment Agreement

HISTORICAL EXECUTIVE COMPENSATION

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

                                          Summary Compensation Table

                                                        Long-Term Compensation
                                                       ---------------------------------
                                                          Awards (b)               Payouts
                                                        ---------------            ---------
                                                                               Long-Term
                                     Annual         Restricted   Securities     Incentive
 Name and Principal   Fiscal      Compensation         Stock      Underlying      Plan
      Position        Year     Salary(a)Bonus(a)       Awards      Options      Payouts (c) Compensation (d)
--------------------- ------   -------- --------   ------------    ---------    ---------- -----------------
Joe K. Pickett......   1995    $287,000 $200,000      $68,700        9,600       $215,156     $11,480
   Chairman & CEO

Hugh R. Harris......    1995    275,000  225,000       42,938        6,000              0      11,000
   President

Charles D. Gilmer...    1995    170,769  155,000            0            0              0           0
   Director, Risk
    Management

Mark F. Johnson.....    1995    190,577  125,000       28,625        4,000              0       7,623
   Director, Wholesale/
    Securities Marketing

William Glasgow, Jr.    1995    189,230  125,000       28,625        4,000              0       7,569
   Director, Loan
    Administration

---------------------

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

                             AS OF DECEMBER 31, 1995

                                             Total Number of
                                                 Restricted         Aggregate
        Name                                    Shares Held        Market Value
                                              --------------       ------------
Joe K. Pickett.............................       5,600              $259,900
Hugh R. Harris.............................       4,135               191,244
Charles D. Gilmer..........................           0                     0
Mark F. Johnson............................       1,784                82,510
William Glasgow, Jr........................       1,700                78,625

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

RETIREMENT BENEFITS

The following table shows the years of service and the estimated annual retirement benefits that are payable at age 65 from BKBC to each of the named executive officers in the form of a single lifetime annuity with an assumed future annual interest rate of 6.3% through 1996 and 5.5% thereafter on each individual's cash balance account:

                         Prior Years of               Estimated Annual
                            Service
       Name              as of 12/31/95              Retirement Benefit
-------------------    -------------------    ----------------------------------
Joe K. Picket.......           15                         $73,883

Hugh R. Harris......           12                          50,676

Charles D. Gilmer               2                           2,386

Mark F. Johnson.....           13                          48,616

William Glasgow, Jr.            4                           6,836

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CAPITAL STOCK OF THE COMPANY

     All of the outstanding common stock of HomeSide International, Inc., consisting of 1 share, is owned by the National.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 23, 1998, HomeSide entered into an unsecured revolving credit facility with the National pursuant to which it can borrow up to $2.1 billion, subject to any lending limitations imposed by regulatory authorities. As of September 30, 1998, regulations limited the National's ability to lend funds to HomeSide, its non-bank affiliate, to approximately $1.8 billion. The interest rates on these borrowings are equal to 30 day LIBOR.

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

             Number   Description

3.1  Certificate of Incorporation of HomeSide Lending, Inc.

3.2  By-Laws of HomeSide Lending, Inc.

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

10.5Operating  Agreement  effective  as of March  15,  1996  between  The  First
     National Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.)

10.6Brokered Loan Purchase and Sale Agreement dated as of March 15, 1996 between
     BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The First National Bank of Boston (currently known as BankBoston N.A.), Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

10.7 Master Take-Out Commitment dated as of March 15, 1996 between BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The First National Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

10.8Neighborhood  Assistance  Corporation  of  America  Mortgage  Loan  Take-Out
     Commitment dated as of March 15, 1996 between BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and The First National Bank of Boston (currently known as BankBoston, N.A.)

10.9(DELTA)PMSR  Flow  Agreement  dated as of March 15, 1996 between  BancBoston
     Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The First national Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

10.10(DELTA)  Mortgage  Loan  Servicing  Agreement  dated as of March  15,  1996 between BancBoston Mortgage Corporation (currently known asHomeSide Lending, Inc.) and each of the First National Bank of Boston, Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

10.11Stock Purchase  Agreement  dated as of March 4, 1996 between Grant America,
     Inc. (currently known as HomeSide, Inc.) and Barnett Banks, Inc. (the "BMC Purchase Agreement")

10.12Amendment No. 1, dated as of May 31, 1996, to the BMC Purchase Agreement

10.13Tax Indemnity  Letter  Agreement  dated as of March 4, 1996 between Barnett
     Mortgage Company (currently known as HomeSide Holdings, Inc.) and Barnett Banks, Inc.

10.14Amended and Restated  Shareholder  Agreement dated as of May 31, 1996 among
     HomeSide, Inc. and the shareholders thereof

10.15Amended and Restated Registration Rights Agreement dated as of May 31, 1996 between HomeSide, Inc. and certain shareholders thereof

10.16Marketing  Agreement  dated as of May 31, 1996 between  HomeSide,  Inc. and
     Barnett Banks, Inc.

10.17Transitional  Services  Agreement  dated as of may 31, 1996 between Barnett
     Banks,   Inc.,  Barnett  Mortgage  Company  (currently  known  as  HomeSide
     Holdings, Inc.) and HomeSide, Inc.

10.18Operating Agreement dated as of May 31, 1996 between HomeSide Lending, Inc.
     and Barnett Banks, Inc.

10.19(DELTA)Mortgage  Loan Servicing  Agreement dated as of April,  1996 between
     HomeSide Lending, Inc. and Barnett Banks, Inc.

10.20(DELTA)PMSR  Flow  Agreement  dated  as of May 31,  1996  between  HomeSide
     Lending, Inc. and Barnett Banks, Inc.

10.21Correspondent  Agreement dated May 16, 1996 between HomeSide Lending,  Inc.
     and Barnett Banks, Inc.

10.22Delegated  Underwriting Agreement dated as of May 15, 1996 between HomeSide
     Lending, Inc. and HomeSide Holdings, Inc.

10.23* Amended and Restated Credit  Agreement dated as of January 31, 1997 among
     HomeSide Lending, Inc., Honolulu Mortgage Company, Inc., the Lenders parties thereto, and The Chase Manhattan Bank as Administrative Agent (the "Credit Agreement")

10.24* Amended and Restated  Holdings  Pledge  Agreement dated as of January 31,
     1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.25* Amended  and  Restated  HomeSide  Lending  Pledge  Agreement  dated as of
     January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.26* Amended and  Restated BMC Pledge  Agreement  dated as of January 31, 1997
     between  HomeSide   Holdings,   Inc.  and  The  Chase  Manhattan  Bank,  as
     Administrative Agent for the Lenders parties to the Credit Agreement

10.27Registration  Rights  Agreement  dated as of May 14,  1996 among  HomeSide,
     Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Smith Barney Inc. and Friedman, Billings, Ramsey & Co., Inc.

10.28* Amended and Restated  Holdings  Guaranty  dated as of January 31, 1997 by
     HomeSide, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.29* Amended and Restated  HomeSide  Lending  Guaranty dated as of January 31,
     1997 by HomeSide Lending, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.30* Amended and Restated Subsidiaries Guaranty dated as of January 31, 1997 by each of SWD Properties, Inc., Stockton Plaza, Inc., HomeSide Lending Mortgage Securities, Inc. and Honolulu Mortgage Company, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.31* Amended  and  Restated  BMC  Guaranty  dated as of  January  31,  1997 by
     HomeSide  Holdings,   Inc.  in  favor  of  The  Chase  Manhattan  Bank,  as
     Administrative Agent for the Lenders parties to the Credit Agreement

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

10.35*  Intercreditor  Agreement  dated  as of May  31,  1996  between  HomeSide
     Lending, Inc. HomeSide Holdings, The Bank of New York, as Trustee, and The Chase Manhattan Bank, as Administrative Agent under the Credit Agreement

10.36 HomeSide, Inc. Time Accelerated Restricted Stock Option Plan

10.37 HomeSide, Inc. Non-Qualified Stock Option Plan

10.38Class B Non-Voting  Common Stock Issuance  Agreement  dated as of March 14,
     1996 between HomeSide, Inc. and Smith Barney Inc.

10.39Transitional  Services  Agreement  dated as of March 15,  1996  between The
     First National Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.)

10.40Transitional  Services  Agreement  dated as of March 15,  1996  between The
     First National Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage corporation (currently known as HomeSide Lending, Inc.)

10.41Management  Agreement  dated  as  of  March  15,  1996  between  BancBoston
     Mortgage Corporation (currently known as HomeSide Lending, Inc.) and The First National Bank of Boston (currently known as BankBoston, N.A.)

10.42Management  Agreement  dated  as  of  March  15,  1996  between  BancBoston
     Mortgage Corporation (currently known as HomeSide Lending, Inc.) and Thomas
     H. Lee Company

10.43Management  Agreement  dated  as  of  March  15,  1996  between  BancBoston
     Mortgage Corporation (currently known as HomeSide Lending, Inc.) and Madison Dearborn Partners, Inc.

10.44Management   Stockholder  Agreement  dated  as  of  May  15,  1996  between
     HomeSide, Inc., The First National Bank of Boston (currently known BankBoston, N.A.), Thomas H. Lee Equity Fund III, L.P. and certain affiliates thereof, Madison Dearborn Capital Partners, L.P. and certain employees of HomeSide Lending, Inc. and its subsidiaries

10.45Management  Agreement  dated as of May 31, 1996 between  HomeSide  Lending,
     Inc. and Barnett Banks, Inc.

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

10.56* Amendment dated as of September 30, 1997 to the Credit Agreement dated as of January 31, 1997.

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

21.1* List of subsidiaries of HomeSide Lending, Inc.

23.1 Consent of Arthur Andersen LLP

23.2 Consent of PriceWaterhouseCoopers LLP

23.6(a)  Consent of  Hutchins,  Wheeler & Dittmar,  A  Professional  Corporation
     (included in Exhibit 5.1)

24.1Powers of Attorney

26.0Excerpts from 1997 and 1998 Annual Report to Stockholders

26.1 Item 15 of the Company's Registration Statement on form S-1, No. 333-17685

27   Financial Data Schedule

----------------

* Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s (a wholly-owned subsidiary of the Registrant Registration Statement on Form S-1, Registration No. 333-21193

(DELTA) Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.

(b)   Reports on form 8-K

        HomeSide filed no reports on form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HomeSide International, Inc.
                                      (Registrant)

                                      By:   /s/Joe K. Pickett
                                            -----------------
                                            Joe K. Pickett
                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                                    DATE

/s/Joe K. Pickett     Chairman of the Board, Chief Executive Officer and       December 28, 1998
--------------------  Director (Principal Executive Officer)
   Joe K. Pickett

/s/Hugh R. Harris     President, Chief Operating Officer and Director          December 28, 1998
--------------------
   Hugh R. Harris

/s/Don R. Argus       Director                                                 December 28, 1998
--------------------
   Don R. Argus

                      Director                                                 December 28, 1998
--------------------
   Robert M. Prowse

                      Director                                                 December 28, 1998
--------------------
   Douglas E. Ebert