Form 10-Q
period 1998-12-31
HOMESIDE INC
filed 1999-02-12
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

           Class                                Outstanding at February 12, 1999

Common stock $0.01 par value                                   1
Class C non-voting common stock $1.00 par value              none













                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                              (Unaudited)
                                           December 31, 1998  September 30, 1998
                                           ----------------    -----------------
ASSETS
Cash and cash equivalents                        $92,008          $35,008
Mortgage loans held for sale, net              2,216,981        2,048,989
Mortgage servicing rights, net                 2,174,707        1,779,180
Early pool buyout advances                       487,027          759,579
Accounts receivable, net                         263,603          272,005
Premises and equipment, net                       50,502           45,657
Goodwill, net                                    685,307          693,543
Other assets                                     121,262          117,596
                                          ---------------      -----------------
Total Assets                                  $6,091,397       $5,751,557
                                          ===============      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Notes payable                                 $3,022,367       $2,749,000
Accounts payable and accrued liabilities         307,353          241,302
Deferred income taxes                            175,814          160,520
Long-term debt                                 1,336,196        1,337,783
                                          ---------------      -----------------
Total Liabilities                              4,841,730        4,488,605
                                          ---------------      -----------------

Stockholder's Equity:
Common stock:
     Common stock, $.01 par value,
      100 shares authorized and 1
      share issued and outstanding                 -                -

     Class  C  non-voting  common  stock,
      $1.00  par  value,   195,000  shares
      authorized, and 0 shares issued
      and outstanding                              -                -
Additional paid-in capital                     1,231,302        1,227,846
Retained earnings                                 18,365           35,106
                                          ---------------      -----------------
Total Stockholder's Equity                     1,249,667        1,262,952
                                          ---------------      -----------------
Total Liabilities and Stockholder's Equity    $6,091,397       $5,751,557
                                          ===============      =================





   The accompanying notes are an integral part of these financial statements.



                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)






                             (Dollars in Thousands)




                                                                                  Predecessor
                                                          For the Three          For the Three
                                                           Months Ended          Months Ended
                                                        December 31, 1998      November 30, 1997
                                                        -------------------    ------------------

REVENUES:

Mortgage servicing fees                                         $ 134,177             $ 108,864
Amortization of mortgage servicing rights                         (83,658)              (58,713)
                                                        -------------------    ------------------
    Net servicing revenue                                          50,519                50,151

Interest income                                                    46,175                28,470
Interest expense                                                  (32,334)              (27,386)
                                                        -------------------    ------------------
    Net interest revenue                                           13,841                 1,084
Net mortgage origination revenue                                   38,286                20,676
Other income                                                        1,786                   220
                                                        -------------------    ------------------
    Total Revenues                                                104,432                72,131

EXPENSES:

Salaries and employee benefits                                     34,514                19,191
Occupancy and equipment                                             6,447                 4,262
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                 9,784                 5,171
Goodwill amortization                                               8,919                   154
Other expenses                                                     16,458                 9,759
                                                        -------------------    ------------------
    Total Expenses                                                 76,122                38,537
Income before income taxes                                         28,310                33,594
Income tax expense                                                 14,519                13,102
                                                        -------------------    ------------------
Net income                                                        $13,791              $ 20,492
                                                        ===================    ==================


   The accompanying notes are an integral part of these financial statements.












                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                          Predecessor
                                                                    For the Three        For the Three
                                                                     Months Ended        Months Ended
                                                                  December 31, 1998    November 30, 1997
                                                                         1998
     CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

     Net income
                                                                       $13,791             $20,492
     Adjustments to reconcile net income to net cash provided
     by
           operating activities:
       Amortization of mortgage servicing rights                        83,658              58,713
       Depreciation and amortization                                     9,537               2,829
       Servicing losses on investor-owned loans                          3,673               3,682
       Change in deferred income tax liability                          15,294              16,920
       Origination and purchase of loans held for sale, net of        (167,992)             44,914
       repayments
       Change in accounts receivable                                     4,442             (71,814)
       Change in other assets and accounts payable and accrued          57,916             (21,312)
       liabilities
                                                                   -----------------  -------------------
     Net cash provided by operating activities                          20,319              54,424

     CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:

     Purchase of premises and equipment, net                            (6,457)             (4,539)
     Acquisition of mortgage servicing rights                         (254,234)           (146,598)
     Net (purchase of) proceeds from risk management contracts        (220,933)            148,058
     Early pool buyout reimbursements                                  272,552              56,689
                                                                   -----------------  -------------------
     Net cash (used in) provided by investing activities              (209,072)             53,610


     CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

     Net borrowings from (repayments to) banks                      (1,031,899)           (135,680)
     Issuance of commercial paper                                    1,308,367                -
     Issuance of notes payable                                           -                  45,000
     Payment of debt issue costs                                         -                    (641)
     Repayment of long term debt                                          (182)               (154)
     Dividends paid to the Parent                                      (30,533)               -
                                                                   -----------------  -------------------
     Net cash provided by (used in) financing activities               245,753             (91,475)


     Net increase in cash and cash equivalents                          57,000              16,559

     Cash and cash equivalents at beginning of period                   35,008                  31
                                                                   -----------------  -------------------


     Cash and cash equivalents at end of period                  $      92,008              16,590
                                                                   =================  ===================


     Supplemental disclosure of cash flow information:
     Interest paid                                                  $   38,136            $ 30,923
     Income taxes paid                                              $   14,953            $ (3,818)
     Cash received for reinstated loans from early pool buyout      $    2,572            $    -
     advances

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

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. ("HomeSide" or the "Company") and HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period reported according to the predecessor's prior fiscal year periods.

     Operating  results for the three  months ended  December 31, 1998,  and the predecessor's three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the period from February 11, 1998 to September 30, 1998 of HomeSide International, Inc.

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


     On May 31,  1996,  Barnett  Banks,  Inc.  ("Barnett")  sold  certain of its mortgage banking operations, primarily its servicing portfolio, mortgage servicing operations and proprietary mortgage banking software systems, to HomeSide . Barnett received cash and an ownership interest in HomeSide . The accompanying financial statements reflect the effects of both of these acquisitions. From May 31, 1996 until the 1997 public offering of common stock, the Investors, BankBoston and Barnett each owned approximately one-third of HomeSide . Following the public offering, the Investors, BankBoston and Barnett owned in the aggregate approximately 79% of the outstanding common stock.


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





3.  MORTGAGE SERVICING RIGHTS


The change in the balance of mortgage servicing rights was as follows (in thousands):


Balance, September 30, 1998                     $1,779,180
Additions                                          254,235
Sales of servicing                                   -
Deferred hedge loss                                224,950
Amortization                                       (83,658)
                                          -----------------

Balance, December 31, 1998                      $2,174,707
                                          =================


4.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                           Weighted Average      Interest Rate
                                                    Total Outstanding       At Period End       During the Period


Commercial paper                                       $ 1,308,367              5.40%                 5.50%
Bank line of credit                                            -                5.99%                 5.55%
National Australia Bank unsecured facility               1,714,000              5.44%                 5.49%

                                                  ======================
  Total, December 31, 1998                             $ 3,022,367
                                                  ======================


Bank line of credit                                    $  995,000               5.88%                 5.86%
National Australia Bank unsecured facility              1,754,000               5.66%                 5.67%

                                                  ======================
  Total, September 30, 1998                            $ 2,749,000
                                                  ======================


     On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At December 31, 1998, a total of $1.3 billion of commercial paper was outstanding. The weighted average interest rate on commercial paper outstanding during the three months ended December 31, 1998 was 5.50%.


     On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. HomeSide can borrow up to $2.1 billion, subject to limits imposed by regulatory authorities. As of December 31, 1998, regulations limited the National's ability to lend funds to HomeSide , a non-bank affiliate, to $1.8 billion. The interest rate is charged at the 30 day LIBOR rate. At December 31, 1998, this credit facility totaled $1.7 billion. The weighted average interest rate on outstanding borrowings under this facility during the three months ended December 31, 1998 was 5.49%.

     HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.0 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At December 31, 1998, there was no balance outstanding under the credit line. At September 30, 1998, the amount outstanding under the credit line, all of which was under the warehouse credit facility, was $1.0 billion.

5.  LONG-TERM DEBT

11.25 % Notes


      On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at December 31, 1998 was $130.0 million. The balance of the Parent Notes at December 31, 1998, including the fair value adjustment resulting from the merger with the National, was $150.6 million.


Medium-term notes

        As of December 31, 1998, outstanding medium-term notes issued by HomeSide Lending under a $1.5 billion shelf registration statement were as follows (in thousands):

         Issue Date              Outstanding Balance            Coupon Rate                 Maturity Date
May 20, 1997                            $250,000                   6.875%                   May 15, 2000
June 30, 1997                            200,000                   6.875%                   June 30, 2002
June 30, 1997                             40,000                   6.820%                   July 2, 2001
July 1, 1997                              15,000                   6.860%                   July 2, 2001
July 31, 1997                            200,000                   6.750%                   August 1, 2004
September 15, 1997                        45,000                   6.770%                   September 17,20
March 19, 1998                            60,000                  5.6875%                   March 20, 2000
April 23, 1998                           125,000                  5.7875%                   April, 24, 2001
May 22, 1998                             225,000                   6.200%                   May 15, 2003
                              ---------------------------
  Total                               $1,160,000
                              ===========================

      As of December 31, 1998,  $850.0  million of the  outstanding,  fixed rate medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term borrowings issued for the quarter ended December 31, 1998, including the effect of the interest rate swap agreements, was 5.87%. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund a $16.6 billion portfolio acquisition from Banc One. The balance of the medium-term notes at December 31, 1998, including the fair value adjustment resulting from the merger with the National, was $1.2 billion.

Mortgage note payable

          In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at December 31, 1998, including the fair value adjustments resulting from the merger with the National, was $24.1 million.

6.  EARLY POOL BUYOUT ADVANCES AND SALES


        On November 30, 1998, HomeSide Lending formed a wholly-owned subsidiary, HomeSide Funding, Inc. ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide Lending's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust. HomeSide Funding is a non-consolidated, qualifying special purpose entity.

        In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Bank One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $191 million of delinquent mortgage loans were sold to HomeSide Funding. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. Residual amounts recorded as assets and gains and losses on sales of loans as a result of this transaction were immaterial.


7.       NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized assets, liability or forecasted transaction or
(c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of this statement on the presentation of the financial statements of HomeSide.

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



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

      HomeSide International, Inc. (the "Company"), through its wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage origination, low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 9th largest originator and the 6th largest servicer in the United States at September 30, 1998, based on data published by Inside Mortgage Finance .

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

         As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented.
HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the periods reported according to the predecessor's prior fiscal year periods. Therefore, the prior three months ended November 30, 1997 have been presented in accordance with Regulation 15d-10(e)(4).

        Operating results for the three months ended December 31, 1998 and the predecessor three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal period from February 11, 1998 to September 30, 1998 of HomeSide International, Inc.

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

   Loan Production Activities

      As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. HomeSide also purchases servicing rights in bulk from time to time. By focusing on production channels with a variable cost structure, HomeSide eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost origination overhead, HomeSide is well positioned to weather a variety of interest rate environments.

      The  following   information  regarding  loan  production  activities  for
HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended December 31, 1998 and the predecessor's three months ended November 30, 1997 (in millions):

                                                                          Predecessor
                                                  For the Three          For the Three
                                                  Months Ended           Months Ended
                                                December 31, 1998      November 30, 1997
Correspondent                                             $ 5,298                $ 3,310
Co-issue                                                      872                  1,745
Broker                                                      1,090                    319
                                                ------------------     ------------------
  Total wholesale                                           7,260                  5,374
Direct                                                        323                    106
                                                ------------------     ------------------
  Total production                                          7,583                  5,480
Bulk acquisitions                                           7,046                  1,085
                                                ------------------     ------------------
  Total production and acquisitions                       $14,629                $ 6,565
                                                ==================     ==================



      Total loan production, excluding bulk acquisitions, was $7.6 billion for the three months ended December 31, 1998 compared to $5.5 billion for the predecessor three months ended November 30, 1997, a 38% increase. HomeSide's correspondent lending and broker channels were the primary contributors to production volume increases. The correspondent lending channel volume increased 60% from the predecessor three months ended November 30, 1997 to the three months ended December 31, 1998. A primary contributor to the increase was the addition of Banc One as a Preferred Partner on June 5, 1998. As a Preferred Partner, Banc One will sell a significant portion of the residential mortgage loans it originates to HomeSide for five years.

         On May 29, 1998, HomeSide also purchased the operations of NationsBank's subsidiary Loan America, a national broker network. This purchase is contributing to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. The broker channel volume increased 242% from the three months ended November 30, 1997 to the three months ended December 31, 1998.


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


      HomeSide also completed bulk acquisitions totaling $7.0 billion during the three months ended December 31, 1998 compared to $1.1 billion for the predecessor three months ended November 30, 1997. The increase in purchases is a continuation of HomeSide's targeted approach to grow the servicing portfolio. Included in these bulk acquisitions for the three months ended December 31, 1998 is the November 23, 1998 servicing portfolio of People's Bank. People's Bank is the largest mortgage lender in Connecticut. This bulk acquisition added $5 billion to HomeSide's servicing portfolio. People's Bank also became a Preferred Partner and has committed to sell its residential mortgage originations to HomeSide for five years.


         HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide has formed an alliance with a subprime mortgage lender, which allows HomeSide to offer additional mortgage-related products to the production network.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $119 billion, HomeSide services the loans of approximately
1.4 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three months ended December 31, 1998 and the predecessor's three months ended November 30, 1997 (in millions):

                                                                             Predecessor
                                                   For the Three            For the Three
                                                   Months Ended             Months Ended
                                                 December 31, 1998        November 30, 1997
Balance at beginning of period                            $ 115,800                  $96,554
   Additions                                                 14,629                    6,565
   Scheduled amortization                                       772                      535
   Prepayments                                                9,586                    3,159
   Foreclosures                                                 313                      220
   Sales of servicing                                           961                      337
                                                --------------------     --------------------
       Total reductions                                      11,632                    4,251
                                                ====================     ====================
Balance at end of period                                   $118,797                  $98,868
                                                ====================     ====================


      The number of loans serviced at December 31, 1998 was 1,426,822 compared to 1,179,563 at November 30, 1997. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. For the three months ended December 31, 1998, substantially all of the servicing portfolio is serviced on the proprietary system.

Results of Operations

For the three months ended December 31, 1998 compared to the predecessor three months ended November 30, 1997

   Summary


      HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased 11% to $22.7 million for the three months ended December 31, 1998 compared to $20.5 million for the predecessor three months ended November 30, 1997. Net income after the goodwill amortization from the acquisition of HomeSide by the National for the three months ended December 31, 1998 was $13.8 million. Total revenues for the three months ended December 31, 1998 were $104.4 million compared to $72.1 million for the predecessor three months ended November 30, 1997, a 45% increase. The increases in net income, excluding goodwill amortization, and revenues for the three months ended December 31, 1998 compared to the predecessor three months ended November 30, 1997 were primarily attributable to increases in net mortgage origination revenue and net interest revenue. Net mortgage origination revenue increased due to loan production volume increases and increased margins on loan production activities. Net interest revenue increased due to increases in the balances of average interest-earning assets and as a result of reduced borrowing costs from improved credit ratings and the issuance of medium-term notes and commercial paper. Net servicing revenue increased primarily due to an increase in the size of the servicing portfolio, partially offset by the effect of declining interest rates, which increased mortgage prepayments speeds and consequently increased amortization expense. Total expenses increased as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio and high loan prepayment activity, and amortization expense of $8.9 million related to the goodwill associated with the merger with the National.


    Net Servicing Revenue

      Net servicing revenue was $50.5 million for the three months ended December 31, 1998 compared to $50.2 million for the predecessor three months ended November 30, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 23% to $134.2 million for the three months ended December 31, 1998 compared to $108.9 million for the predecessor three months ended November 30, 1997, primarily as a result of portfolio growth. The servicing portfolio increased $19.9 billion to $118.8 billion at December 31, 1998 compared to $98.9 billion at November 30, 1997, a 20% increase. A significant portion of this portfolio growth was due to the purchase of Banc One Mortgage's $16.6 billion servicing portfolio on June 5, 1998. The prepayment rate of the servicing portfolio was 31% for the three months ended December 31, 1998, up from 15% for the three months ended November 30, 1997. The prepayment rate is affected by the level of refinance activity, which is driven by the relative level of mortgage interest rates and activity in the home purchase market. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.65% and 7.87% at December 31, 1998 and November 30, 1997, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.466% for the three months ended December 31, 1998 compared to 0.445% for the predecessor three months ended November 30, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues, including late fees and other mortgage related products.

      Amortization expense was $83.7 million for the three months ended December 31, 1998 compared to $58.7 million for the predecessor three months ended November 30, 1997, a 43% increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 61 basis points in average mortgage interest rates from 7.50% at November 30, 1997 to 6.89% at December 31, 1998. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

   Net Interest Revenue

      Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates and the rates at which HomeSide is able to borrow. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes and the interest rates HomeSide earns on loans and pays to its lenders.

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


      Net interest revenue totaled $13.8 million for the three months ended December 31, 1998 compared to $1.1 million for the predecessor three months ended November 30, 1997. Increases in net interest revenue were due to increases in net interest earned on mortgage loans held for sale, escrow deposits, and early pool buyout advances. The average balance of mortgage loans held for sale increased 82% to $2.0 billion for the three months ended December 31, 1998 from $1.1 billion for the predecessor three months ended November 30, 1997. The average escrow deposits balance increased 79% to $3.4 billion for the three months ended December 31, 1998 from $1.9 billion for the predecessor three months ended November 30, 1997. The principal balances of prepaid mortgage loans are accumulated in escrow accounts before they are remitted to investors. During periods of declining interest rates, prepayments, escrow balances and the related earnings increase. The average balance of early pool buyout advances increased 133% to $0.7 billion for the three months ended December 31, 1998 from $0.3 billion for the three months ended November 30, 1998. Lower funding rates obtained through improved credit ratings and the issue of medium-term notes and commercial paper also contributed to increases in net interest income.


  Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $38.3 million for the three months ended December 31, 1998 compared to $20.7 million for the predecessor three months ended November 30, 1997, an 85% increase. This increase was due to increases in HomeSide's loan production volumes and an increase in margins due to a declining interest rate environment. The declining mortgage interest rates sparked significant increases in refinancing levels and the origination market. As a result, HomeSide's loan production volumes increased, primarily through HomeSide's correspondent lending and broker channels.

   Other Income

       Other income for the three months ended December 31, 1998 was $1.8 million compared to $0.2 million for the predecessor three months ended November 30, 1997. The increase was due to volume increases in real estate tax service fees.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $34.5 million for the three months ended December 31, 1998 compared to $19.2 million for the predecessor three months ended November 30, 1997. The average number of full-time equivalent employees was 2,496 for the three months ended December 31, 1998 compared to 1,805 for the predecessor three months ended November 30, 1997. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended December 31, 1998 was $6.4 million compared to $4.3 million for the predecessor three months ended November 30, 1997. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.



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

      The servicing losses on investor-owned loans and foreclosure-related expenses totaled $9.8 million for the three months ended December 31, 1998 compared to $5.2 million for the predecessor three months ended November 30, 1997. The increase was due to the growth of the portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at December 31, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.4 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

        The following table sets forth HomeSide's delinquency and foreclosure experience:



                        Servicing Portfolio Delinquencies
                             (percent by loan count)
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)

                                                                                                            Predecessor
                                                                                  December 31, 1998      November 30, 1997

          30 days                                                                       3.84%                  4.12%
          60 days                                                                       0.78%                  0.82%
          90+ days                                                                      0.72%                  0.69%
                                                                                 ====================    ===================
               Total past due                                                           5.34%                  5.63%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.73%                  0.73%
                                                                                 ====================    ===================

      As a result of a more mature portfolio at December 31, 1998 compared to the predecessor portfolio at November 30, 1997, servicing losses on investor-owned loans and foreclosure-related expenses increased while servicing portfolio delinquencies decreased.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.


      Other expenses, excluding goodwill amortization from the acquisition of HomeSide by National Australia Bank, were $16.5 million for the three months ended December 31, 1998 compared to $9.9 million for the predecessor three months ended November 30, 1997. The increase in other expenses was primarily due to expenses associated with higher production volumes and the growing mortgage servicing portfolio. Other expenses, including goodwill amortization of $8.9 million and $0.2 million, respectively, for the three months ended December 31, 1998 and the predecessor three months ended November 30, 1997 were $25.4 million and $9.9 million, respectively.


   Income Tax Expense

      HomeSide's income tax expense was $14.5 million for the three months ended December 31, 1998 compared to $13.1 million for the predecessor three months ended November 30, 1997. The effective income tax rates for the three months ended December 31, 1998 and the predecessor three months ended November 30, 1997 were 51% and 39%, respectively. The increase was due to the tax effects of goodwill as a result of the merger with the National.


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

     During the three months ended December 31, 1998, HomeSide utilized options on U.S. Treasury bond and note futures and U.S. Treasury bond and note futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

     During the three months ended December 31, 1998, deferred losses on risk management contracts resulted in net deferred hedge gains of $153.5 million which are included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the three months ended December 31, 1998 is as follows (in thousands):


         Net deferred hedge balance at September 30, 1998      $  389,572
         Net deferred hedge losses                               (224,950)
         Amortization                                             (11,086)
                                                             ===================
         Net deferred hedge balance at December 31, 1998       $  153,536
                                                             ===================

     HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at December 31, 1998 was $49.5 million, which was equal to their carrying amount because the risk management contracts are marked-to-market at each reporting date. See "-- Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts and Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts included in HomeSide's Form 10-K for the period from February 11, 1998 to September 30, 1998.


Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.


Operations

     Net cash provided by operations for the three months ended December 31, 1998 was $20.3 million. Net cash provided by operations for the predecessor three months ended November 30, 1997 was $54.4 million. Cash provided from servicing fee income, loan sales and principal repayments were partially offset by cash used to fund loan originations and pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.


Investing

    Net cash used in investing activities for the three months ended December 31, 1998 was $209.1 million. Net cash provided by investing activities for the predecessor three months ended November 30, 1997 was $53.6 million. Cash used in investing activities was for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Other assets increased $3.7 million to $121.2 million at December 31, 1998 from $117.6 million at September 30, 1998 primarily as a result of increases in HomeSide's hedge assets partially offset by decreases in loans held for investment. Early pool buyout advances totaled $487.0 million at December 31, 1998 compared to $759.6 million at September 30, 1998 as a result of re-instatements and sales of advances to HomeSide Funding, Inc. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

    Net cash provided by financing activities for the three months ended December 31, 1998 was $245.8 million. Net cash used in financing activities for the predecessor three months ended November 30, 1997 was $91.5 million. Cash was provided by the issuance of commercial paper and medium-term notes, borrowings from the National, and borrowings on HomeSide's line of credit during the periods and used to repay borrowings from the National, borrowings on the line of credit and to pay dividends to the Parent.

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


Year 2000

General. In common with many business users of computers around the world, the Company has investigated to what extent the date change from 1999 to 2000 may affect its business. The Company has established a program designed to minimize the impact of the change to 2000 on the Company and its customers. The Board of Directors has made the work associated with the change to 2000 a key priority for management.

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

The Company's strategy for addressing Year 2000 focuses on four teams, which together address all aspects of the Company's business. The Information Technology team addresses all of the Mainframe, LAN and client server applications. The End User Computing (or Business) team addresses the business risks within each of the operating departments, including facilities' risk. This area of the strategy involves the greatest concentration of embedded chips. The Enterprise team addresses the corporate-wide risks posed by the Year 2000, including business continuity planning to be implemented by individual business units. Finally, the Year 2000 Program Office coordinates the Company's Year 2000 readiness efforts and is responsible for communications, vendor management, project documentation and reporting. The Company's Year 2000 Program Office and overall Year 2000 Program are managed by a Year 2000 Program Director whose full-time resources and responsibilities are dedicated to this effort under the sponsorship of the Chief Financial Officer and Chief Information Officer.

Throughout  all phases of the Year 2000  Program,  including  the  inventory and assessment phases, the Year 2000 teams aim to complete all required work maximize coverage while minimizing disruption to the current service delivery levels of the Company. Central management of the project is executed using fully dedicated staff with high levels of subject matter knowledge. In order to speed the assessment and remediation aspects of the mainframe and client server IT projects, a factory philosophy has been adopted using Paragon Computer Professionals, Inc. as the primary outsourcer. Contractors are used internally where subject matter expertise is not required.

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


The Company's Information Technology and Business Teams have completed their assessment of the Company's systems and business processes for Year 2000 vulnerability. The assessment has included substantially all hardware and software systems, embedded systems, buildings and equipment, and business processes. The assessment has also included a review of the Company's dependencies on third parties, including vendors, suppliers and customers.

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

The Company has completed its assessment of all systems and processes. Remediation and internal testing of mission critical systems is substantially complete. The Company is presently "on time" in complying with the milestones and internal timetable the Company has established in preparation for the change to 2000 in line with its regulator's suggested completion dates for core systems. Set forth below is a graphical depiction of the Company's state of readiness in the first five action phases of the Company's project plan, divided to show progress as to the Information Technology (IT) portion of the project, the Company's two primary servicing systems, and the end-user computing portion of the project as of December 11, 1998:

                   IT Achievements (excludes servicing systems)                           Date           % Complete

  Assessment
  Full assessment of all IT components impacted by the turn of the century.              6/30/98              100%

  Remediation
  Repair or Replace all IT components found to be non-compliant.                         9/30/98               68%
                                                                                        10/31/98               91%
                                                                                        12/31/98              100%
  Testing Internal
  Test all IT Y2K impacted internal components in a simulated and real future            9/30/98               30%
  date environment.                                                                     10/31/98               41%
                                                                                        12/11/98               76%
                                                                                        12/31/98               80%
                                                                                         1/31/99               93%
                                                                                         3/31/99              100%
  Testing External
  Testing with customers, and vendors/service providers.                                12/11/98                0%
                                                                                         1/31/99                0%
                                                                                         3/31/99               80%
                                                                                         6/30/99              100%
  Implementation
  Place into the production operating environment all IT components tested               9/30/98               17%
  and deemed to be Y2K ready.                                                           10/31/98               26%
                                                                                        12/31/98               87%
                                                                                         1/31/99               89%
                                                                                         3/31/99              100%
  Check-off
  Official sign-off by the business and technology owner of the component                9/30/98                5%
  that the component is Y2K ready.                                                      10/31/98               17%
                                                                                        12/31/98               65%
                                                                                         1/31/99               78%
                                                                                         3/31/99               90%
                                                                                         6/30/99              100%


The charts set forth above show the status of completion of the number of gross technology applications identified by the Company for remediation measured by each of the various phases of the Company's Year 2000 Program. This chart measures the progress on thirty-four (34) key Information Technology applications, of which 14 have been designated as mission critical. As to these thirty-four (34) key applications, as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 80% complete. As to these thirty-four (34) key applications, as of January 31, 1999, the most recent date for which information is available prior to this filing, internal testing was 93% complete. The balance of testing is primarily end-to-end testing with material third parties, which is scheduled to take place prior to March 31, 1999.

As to the fourteen (14) mission critical applications (excluding servicing systems which are separately discussed below), as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 88% complete. As of January 31, 1999, internal testing of these mission critical applications was substantially complete.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). Because of their critical importance to the Company's operations, these systems are not included in the above charts. Rather, progress as to these two systems is set forth separately in the charts below. As to these two systems, as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 95% complete. As to these two systems, as of January 31, 1999, internal testing was substantially complete. However the Company will continue testing of these two systems throughout 1999, including end-to-end testing with material parties that is scheduled to take place prior to March 31, 1999.

                       IT Achievements (servicing systems)                            Date              % Complete

  Assessment
  Full assessment of all IT components impacted by the turn of the century.              9/30/98              100%

  Remediation
  Repair or Replace all IT components found to be non-compliant.                         9/30/98               90%
                                                                                        12/31/98              100%
  Testing Internal
  Test all IT Y2K impacted internal components in a simulated and real future           12/31/98               95%
  date environment.                                                                      1/31/99              100%
                                                                                         3/31/99              100%

  Testing External
  Testing with customers, and vendors/service providers.                                12/31/98                0%
                                                                                         1/31/99                0%
                                                                                         3/31/99              100%
  Implementation
  Place into the production operating environment all IT components tested              12/31/98               50%
  and deemed to be Y2K ready.                                                            1/31/99               50%
                                                                                         3/31/99              100%
  Check-off
  Official sign-off by the business and technology owner of the component               12/31/98               50%
  that the component is Y2K ready.                                                       1/31/99               50%
                                                                                         3/31/99               75%
                                                                                         6/30/99              100%

The Company's Year 2000 Program also addresses end-user computing issues presented by the year 2000 change. The following chart depicts the Company's progress in addressing systems and business processes other than information technology systems. As to those business processes and systems, as of December 31, 1998, assessment was 100% complete, remediation was 96% complete and testing was 56% complete. As to those business processes and systems, as of January 31, 1999, remediation was 96% complete and testing was 76% complete. The balance of remediation is scheduled for completion by March 31, 1999. Testing, implementation and check-off is scheduled to be completed prior to June 30, 1999.


                          End-User Computing Achievements                               Date             % Complete

  Assessment
  Full assessment of all non-IT components impacted by the turn of the century.         12/31/98              100%

  Remediation
  Repair or replace all non-IT components found to be non-compliant.                    12/31/98               96%
                                                                                         1/31/99               96%
                                                                                         3/31/99              100%
  Testing
  Test all non-IT Y2K impacted components in a simulated and real future date           12/31/98               56%
  environment. Includes testing with customers, and vendors/service providers.           1/31/99               76%
                                                                                         3/31/99               85%
                                                                                         6/30/99              100%
  Implementation
  Place into the production operating environment all non-IT components                 12/31/98               22%
  tested and deemed to be Y2K ready.                                                     1/31/99               76%
                                                                                         3/31/99               80%
                                                                                         6/30/99              100%
  Check-off
  Official sign-off by the business owner of the non-IT component that the              12/31/98               28%
  component is Y2K ready.                                                                1/31/99               69%
                                                                                         3/31/99               75%
                                                                                         6/30/99              100%

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

The Company is currently reviewing the Year 2000 efforts of its mission critical vendors, customers and service providers. The Company has identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company is targeting these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process is ongoing and testing is planned for the first quarter of
1999. The Company is also scheduled to participate in the MBA Year 2000 Readiness Test, an industry-wide test coordinated by the Mortgage Bankers Association of America, in the first quarter of 1999.

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

Cost of Year 2000 Efforts. The Company acknowledges that work needs to be carried out in virtually all aspects of its business to ensure that the Company successfully manages the change to 2000. The Company presently estimates these costs to total approximately $13.5 million. The Company has revised its Year 2000 budget from $15.0 million to $13.5 million. The adjustment to the budget resulted from lower than anticipated expenses relating to: (1) the Company's primary remediation contractor, (2) software upgrades, (3) non-Y2K compliant equipment write-offs, (4) contract labor expenses, and (5) accounting charges resulting from capitalization of certain software costs which were budgeted to have been expensed.

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

Through December 31, 1998, the Company had expended approximately $6.4 million of its total Year 2000 budget. Through January 31, 1999, the most recent date for which information is available prior to this filing, the Company had expended approximately $6.8 million of its total Year 2000 budget. A significant portion of the budget is allocated to testing and will be expended in the period ending March 31, 1999, the scheduled conclusion of end-to-end testing. In addition, the Company anticipates significant expenditures after March 31, 1999 associated with employee retention efforts, continued testing, clean management of systems and maintenance of its Year 2000 Program Office. The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation is operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended December 31, 1998 was approximately 18%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

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


Quantitative and Qualitative Market Risk

     There have been no material changes in the Company's market risk from September 30, 1998. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 1998 of HomeSide International, Inc.

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


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:


Number            Description

  10.1            U.S. Commercial Paper Offering Memorandum between HomeSide
                  Lending, Inc. and Chase Securities, Inc.
  10.2            Commercial Paper Dealer Agreement between HomeSide Lending,
                  Inc. and Morgan Stanley & Co., Inc.
  10.3            Commercial Paper Dealer Agreement between HomeSide Lending,
                  Inc. and Chase Securities, Inc.
  27              Financial Data Schedule


 (b)   Reports on form 8-K

         HomeSide has filed no reports on Form 8-K during the three months ended December 31, 1998.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HomeSide International, Inc.
                                                   (Registrant)
Date: February 12, 1999                      By:   /s/____________________
                                                   Joe K. Pickett
                                             Chairman of the Board, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)

Date: February 12, 1999                      By:  /s/____________________
                                                  Kevin D. Race
                                             Vice President, Chief Financial
                                             Officer and Treasurer Principal
                                             Financial and Accounting Officer)