Form 10-Q
period 1999-03-31
HOMESIDE INTERNATIONAL INC
filed 1999-05-14
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

           Class                                     Outstanding at May 14, 1999

Common stock $0.01 par value                                      1
Class C non-voting common stock $1.00 par value                  none













                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                                                                                   (Unaudited)

                                                                                       March 31, 1999        September 30, 1998
                                                                                       -------------------   -----------------------
    ASSETS

    Cash and cash equivalents                                                                     $56,089                   $35,008
    Mortgage loans held for sale, net                                                           1,849,792                 2,048,989
    Mortgage servicing rights, net                                                              2,824,672                 1,779,180
    Early pool buyout advances                                                                    453,327                   759,579
    Accounts receivable, net                                                                      227,800                   272,005
    Premises and equipment, net                                                                    54,578                    45,657
    Goodwill, net                                                                                 678,983                   693,543
    Other assets                                                                                   89,528                   117,596
                                                                                       -------------------   -----------------------
    Total Assets                                                                              $ 6,234,769               $ 5,751,557
                                                                                       ===================   =======================


    LIABILITIES AND STOCKHOLDER'S EQUITY

    Notes payable                                                                             $ 3,033,200               $ 2,749,000
    Accounts payable and accrued liabilities                                                      414,310                   241,302

    Deferred income taxes                                                                         187,540                   160,520
    Long-term debt                                                                              1,334,670                 1,337,783
                                                                                       -------------------   -----------------------
    Total Liabilities                                                                           4,969,720                 4,488,605
                                                                                       -------------------   -----------------------

    Stockholder's Equity:
    Common stock:
         Common stock, $.01 par value, 100 shares authorized and 1 share issued and
             Outstanding                                                                              -                       -
         Class C non-voting common stock, $1.00 par value, 195,000 shares
             authorized, and 0 shares issued and outstanding                                          -                       -
    Additional paid-in capital                                                                  1,231,302                 1,227,846

    Retained earnings                                                                              33,747                    35,106
                                                                                       -------------------   -----------------------
    Total Stockholder's Equity                                                                  1,265,049                 1,262,952
                                                                                       -------------------   -----------------------
    Total Liabilities and Stockholder's Equity                                                $ 6,234,769               $ 5,751,557
                                                                                       ===================   =======================







   The accompanying notes are an integral part of these financial statements.


                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                  For the Three         For the Period
                                                                                  Months Ended         from February 11,
                                                                                 March 31, 1999             1998 to
                                                                                                        March 31, 1998
                                                                                ------------------    --------------------

           REVENUES:

           Mortgage servicing fees                                                       $144,450                 $64,267
           Amortization of mortgage servicing rights                                      (96,830)                 (37,366)
                                                                                ------------------    --------------------
               Net servicing revenue                                                       47,620                  26,901

           Interest income                                                                 50,423                  18,290
           Interest expense                                                               (35,198)                 (15,453)
                                                                                ------------------     --------------------
               Net interest revenue                                                        15,225                   2,837

           Net mortgage origination revenue                                                41,639                  14,269
           Other income                                                                       727                     620
                                                                                ------------------    --------------------
               Total Revenues                                                             105,211                  44,627

           EXPENSES:

           Salaries and employee benefits                                                  33,814                  14,630
           Occupancy and equipment                                                          6,697                   2,394
           Servicing losses on investor-owned loans
              and foreclosure-related expenses                                              8,859                   1,823
           Goodwill amortization                                                            8,959                  4,941
           Other expenses                                                                  15,939                  8,195
                                                                                ------------------     --------------------
               Total Expenses                                                              74,268                  31,983

           Income before income taxes                                                      30,943                  12,644
           Income tax expense                                                              15,561                   6,858
                                                                                ------------------    --------------------
           Net income                                                                     $15,382                  $5,786
                                                                                ==================    ====================








   The accompanying notes are an integral part of these financial statements.





                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                                    Predecessor
                                                                    For the Six           For the Period          For the Period
                                                                    Months Ended         from February 11,       From September 1,
                                                                   March 31, 1999             1998 to            1997 to February
                                                                                          March 31, 1998             10, 1998
                                                                  -----------------     --------------------    --------------------

REVENUES:

Mortgage servicing fees                                                   $278,627                  $64,267                $194,690
Amortization of mortgage servicing rights                                 (180,488)                  (37,366)              (107,458)
                                                                  -----------------     --------------------    --------------------
    Net servicing revenue                                                   98,139                   26,901                  87,232

Interest income                                                             96,598                   18,290                  51,166
Interest expense                                                           (67,532)                  (15,453)               (51,074)
                                                                  -----------------     --------------------    --------------------
    Net interest revenue                                                    29,066                    2,837                      92

Net mortgage origination revenue                                            79,925                   14,269                  46,695
Other income                                                                 2,513                      620                     635
                                                                  -----------------     --------------------    --------------------
    Total Revenues                                                         209,643                   44,627                 134,654

EXPENSES:

Salaries and employee benefits                                              68,328                   14,630                  36,137
Occupancy and equipment                                                     13,144                    2,394                   7,820
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                         18,643                    1,823                  11,465
Goodwill amortization                                                       17,878                    4,941                     283
Other expenses                                                              32,397                    8,195                  19,085
                                                                  -----------------     --------------------    --------------------
    Total Expenses                                                         150,390                   31,983                  74,790

Income before income taxes                                                  59,253                   12,644                  59,864
Income tax expense                                                          30,080                    6,858                  23,347
                                                                  -----------------     --------------------    --------------------
Net income                                                                 $29,173                   $5,786                 $36,517
                                                                  =================     ====================    ====================







   The accompanying notes are an integral part of these financial statements.





                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)
                                                                                 For the Three       For the Period from
                                                                                  Months Ended        February 11, 1998
                                                                                 March 31, 1999       to March 31, 1998
                                                                               -------------------   ---------------------
           CASH FLOWS  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

           Net income                                                                     $15,382                  $5,786

           Adjustments to reconcile net income to net cash provided by operating activities:
             Amortization of mortgage servicing rights                                     96,830                  37,366
             Depreciation and amortization                                                  9,637                   5,345
             Servicing losses on investor-owned loans                                       2,962                   1,193
             Change in deferred income tax liability                                       11,726                   6,859
             Origination, purchase and sale of loans held for sale, net of
                repayments                                                                367,189                (358,895)
             Change in accounts receivable                                                 32,897                 (56,462)
             Change in other assets and accounts payable and accrued
                liabilities                                                                61,006                 123,728
                                                                               -------------------   ---------------------
           Net cash provided by (used in) operating activities                            597,629                (235,080)

           CASH FLOWS USED IN INVESTING ACTIVITIES:

           Purchase of premises and equipment, net                                         (5,855)                 (3,549)
           Acquisition of mortgage servicing rights                                      (418,578)               (162,259)
           Net (purchase of) proceeds from risk management contracts                     (253,528)                 14,185
           Early pool buyout reimbursements (advances)                                     33,700                 (74,910)
                                                                               -------------------   ---------------------
           Net cash used in investing activities                                        (644,261)                (226,533)

           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

           Net borrowings from banks                                                       41,000                 383,791
           Repayments of commercial paper, net                                            (30,167)                     -
           Issuance of notes payable                                                           -                   60,000
           Payment of debt issue costs                                                         -                     (208)
           Repayment of long-term debt                                                       (120)                    (38)
                                                                               -------------------   ---------------------
           Net cash provided by financing activities                                       10,713                 443,545

           Net decrease in cash and cash equivalents                                      (35,919)                (18,068)
           Cash and cash equivalents at beginning of period                                92,008                  32,113
                                                                               -------------------   ---------------------
           Cash and cash equivalents at end of period                                     $56,089                 $14,045
                                                                               ===================   =====================

           Supplemental disclosure of cash flow information:
           Interest paid                                                                 $ 67,029                $ 13,603
           Income taxes paid                                                              $ 3,833                     -








   The accompanying notes are an integral part of these financial statements.










                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)
                                                                                                                   Predecessor
                                                                    For the Six        For the Period from     For the Period from
                                                                   Months Ended         February 11, 1998       September 1, 1997
                                                                  March 31, 1999        to March 31, 1998      to February 10, 1998
                                                                 ------------------    ---------------------   ---------------------
CASH FLOWS  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income
                                                                           $29,173                   $5,786                 $36,517
Adjustments  to  reconcile   net  income  to  net  cash
      provided by operating activities:
  Amortization of mortgage servicing rights                                180,488                   37,366                 107,458
  Depreciation and amortization                                             19,174                    5,345                   5,037
  Servicing losses on investor-owned loans                                   6,635                    1,193                   5,781
  Change in deferred income tax liability                                   27,020                    6,859                  20,758
  Origination, purchase and sale of loans held for sale, net of
    repayments                                                             199,197                 (358,895)               (211,035)
  Change in accounts receivable                                             37,339                  (56,462)                (48,484)
  Change in other assets and accounts payable and accrued
    ilities                                                                118,922                  123,728                 (73,723)
                                                                 ------------------    ---------------------------------------------
Net cash provided by (used in) operating activities                        617,948                 (235,080)               (157,691)

CASH FLOWS USED IN BY INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                    (12,313)                  (3,549)                (12,037)
Acquisition of mortgage servicing rights                                  (672,812)                (162,259)               (261,387)
Net (purchase of) proceeds from risk management contracts                 (474,460)                  14,185                 218,306
Early pool buyout reimbursements (advances)                                306,252                  (74,910)                 (5,692)
                                                                 ------------------    ---------------------   ---------------------
Net cash used in investing activities                                     (853,333)                (226,533)                (60,810)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net (repayments to) borrowings from banks                                 (990,899)                 383,791                 206,627
Issuance of commercial paper                                             1,278,200                      -                       -
Issuance of notes payable                                                     -                      60,000                  45,000
Payment of debt issue costs                                                   -                        (208)                   (886)
Repayment of long-term debt                                                   (302)                     (38)                   (358)
Dividends paid to the Parent                                               (30,533)                    -                        200
                                                                 ------------------    ---------------------   ---------------------
Net cash provided by financing activities                                  256,466                  443,545                 250,583

Net increase (decrease) in cash and cash equivalents                        21,081                  (18,068)                 32,082
Cash and cash equivalents at beginning of period                            35,008                   32,113                      31
                                                                 ------------------    ---------------------   ---------------------
Cash and cash equivalents at end of period                                  56,089                  $14,045                 $32,113
                                                                 ==================    =====================   =====================

Supplemental disclosure of cash flow information:
Interest paid                                                            $ 105,165                 $ 13,603                 $52,922
Income taxes paid                                                         $ 18,786                 $    -                   $   821







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

     Operating results for the three and six months ended March 31, 1999, the period from February 11, 1998 to March 31, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the period from February 11, 1998 to September 30, 1998 of HomeSide International, Inc.

2.  ORGANIZATION

     On December 11, 1995, HomeSide was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston received cash and an ownership interest in HomeSide. The transaction closed on March 15, 1996 and HomeSide began operations on March 16, 1996.

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

     On January 9, 1998, NationsBank Corporation, now BankAmerica Corporation, acquired all the outstanding common stock of Barnett Banks, Inc.

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

3.       ACQUISITIONS

      On November 23, 1998, HomeSide agreed to purchase or sub-service approximately $5 billion in mortgage servicing from People's Bank, the largest mortgage lender in Connecticut. People's Bank also became a Preferred Partner, committing to sell a significant portion of the residential mortgage loans it originates to HomeSide for five years.

      On March 4, 1999, HomeSide agreed to purchase or sub-service the servicing portfolio of First Chicago NBD Mortgage Company ("First Chicago"). This transaction represents an expansion of HomeSide's strategic alliance with Banc One Mortgage Corporation and an increase in HomeSide's servicing portfolio of approximately $18 billion. In addition, First Chicago has committed to sell the servicing rights associated with its residential mortgage production to HomeSide on a flow basis.

4.  MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 1998                $1,779,180
Additions                                     672,812
Sales of servicing                               -
Deferred hedge loss                           553,168
Amortization                                 (180,488)
                                       -----------------
Balance, March 31, 1999                    $2,824,672
                                       =================

5.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                    Total Outstanding       At Period End       During the Period

Commercial paper                                       $ 1,278,200              4.98%                 5.05%
National Australia Bank unsecured facility               1,755,000              4.97%                 5.12%
                                                  ----------------------
  Total, March 31, 1999                                $ 3,033,200
                                                  ======================
Bank line of credit                                    $   995,000               5.88%                5.96%
National Australia Bank unsecured facility               1,754,000               5.66%                5.67%
                                                  ----------------------
  Total, September 30, 1998                            $ 2,749,000
                                                  ======================


     On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At March 31, 1999, a total of $1.3 billion of commercial paper was outstanding. The weighted average interest rates on commercial paper outstanding during the three and six month periods ended March 31, 1999 were 5.05% and 5.18%, respectively.

     On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. HomeSide can borrow up to $2.1 billion, subject to limits imposed by regulatory authorities. As of March 31, 1999, regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to $2.0 billion. The interest rate is charged at the corresponding LIBOR rate. At March 31, 1999, the amount outstanding under this credit facility totaled $1.8 billion. The weighted average interest rate on outstanding borrowings under this facility during the three and six months ended March 31, 1999 were 5.12% and 5.29%, respectively.

     HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.0 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $760.0 million. Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At March 31, 1999, the primary purpose of the credit facility was to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program and there was no balance outstanding under the credit line. At September 30, 1998, the amount outstanding under the credit line, all of which was under the warehouse credit facility, was $1.0 billion.




6.  LONG-TERM DEBT

11.25 % Notes

      On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at March 31, 1999 was $130.0 million. The balance of the Parent Notes at March 31, 1999, including the fair value adjustment resulting from the merger with the National, was $149.4 million.

Medium-term notes

        As of March 31, 1999, outstanding medium-term notes issued by HomeSide Lending under a $1.5 billion shelf registration statement were as follows (in thousands):

Issue Date            Outstanding Balance      Coupon Rate   Maturity Date

May 20, 1997               $  250,000            6.875%       May 15, 2000
June 30, 1997                 200,000            6.875%       June 30, 2002
June 30, 1997                  40,000            6.820%       July 2, 2001
July 1, 1997                   15,000            6.860%       July 2, 2001
July 31, 1997                 200,000            6.750%       August 1, 2004
September 15, 1997             45,000            6.770%       September 17, 2001
March 19, 1998                 60,000            5.6875%      March 20, 2000
April 23, 1998                125,000            5.7875%      April, 24, 2001
May 22, 1998                  225,000            6.200%       May 15, 2003
                     ---------------------
  Total                    $1,160,000
                     =====================

      As of March 31, 1999, $850.0 million of the outstanding, fixed rate medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the three and six months ended March 31, 1999, including the effect of the interest rate swap agreements, were 5.80% and 5.86%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund a $16.6 billion portfolio acquisition from Banc One. The balance of the medium-term notes at March 31, 1999, including the fair value adjustment resulting from the merger with the National, was $1.2 billion.

Mortgage note payable

          In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at March 31, 1999, including the fair value adjustments resulting from the merger with the National, was $24.0 million.

7.  EARLY POOL BUYOUT ADVANCES AND SALES

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

        In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Bank One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $92 million and $283 million of delinquent mortgage loans were sold to HomeSide Funding during the three and six month periods ending March 31, 1999, respectively. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A.


8.       NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of this statement on the financial statements of HomeSide.

        In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement was effective for the first fiscal quarter beginning after December 15, 1998. Management has determined that the impact of this statement on the presentation of the financial statements of HomeSide is immaterial.

9.       DIVIDENDS

     On October 1, 1998 the Company paid a dividend to the Parent in the amount of $30.5 million.



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

       HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston, Banc One, and People's Bank relationships.

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

         As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented.
HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the periods reported according to the predecessor's prior fiscal year periods. Therefore, the prior period from February 11, 1998 to March 31, 1998 and the predecessor period from September 1, 1997 to December 10, 1998 have been presented in accordance with Regulation 15d-10(e)(4).

        Operating results for the three and six months ended March 31, 1999 and the period from February 11, 1998 to March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal period from February 11, 1998 to September 30, 1998 of HomeSide International, Inc.

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

      The  following   information  regarding  loan  production  activities  for
HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six months ended March 31, 1999, the period from February 11, 1998 to March 31, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 (in millions):

                                                                                                                 Predecessor
                          For the Three       For the Period         For the Six        For the Period         For the Period
                           Months Ended      From February 11,       Months Ended      From February 11,      From September 1,
                          March 31, 1999     1998 to March 31,      March 31, 1999     1998 to March 31,      1997 to February
                                                   1998                                      1998                 10, 1998
                         -----------------  --------------------   -----------------  --------------------   --------------------
Correspondent                     $ 5,296                $2,325            $ 10,594                $2,325                $ 6,280
Co-issue                            1,043                 1,488               1,915                 1,488                  2,907
Broker                              1,160                   372               2,250                   372                    609
                         -----------------  --------------------   -----------------  --------------------   --------------------
  Total wholesale                   7,499                 4,185              14,759                 4,185                  9,796
Direct                                360                    97                 683                    97                    193
  Total production                  7,859                 4,282              15,442                 4,282                  9,989
Bulk acquisitions                  22,037                     2              29,083                     2                  1,465
                         -----------------  --------------------   -----------------  --------------------   --------------------
  Total production and
    Acquisitions                  $29,896                $4,284             $44,525                $4,284                $11,454
                         =================  ====================   =================  ====================   ====================

      Total loan production, excluding bulk acquisitions, was $7.9 billion for the three months ended March 31, 1999 compared to $4.3 billion for the period from February 11, 1998 to March 31, 1998, a 8% annualized decrease. Loan production was $15.4 billion for the six months ended March 31, 1999, compared to $10.0 billion for the predecessor period from September 1, 1997 to February 10, 1998 and $4.3 billion for the period from February 11, 1998 combined with March 31, 1998. On an annualized basis, loan production increased 26% for the six months ended March 31, 1999 from the predecessor period from September 1, 1997 to February 10, 1998 and the period from February 11, 1998 to March 31, 1998 combined. For the six months ended March 31, 1999, HomeSide's correspondent lending and broker channels were the primary contributors to production volume. The correspondent lending channel volume increased 14% on an annualized basis for the three months ended March 31, 1998 compared to the period from February 11, 1998 to March 31, 1998. Correspondent lending volume increased 44% on an annualized basis for the six months ended March 31, 1999 compared to the predecessor period from September 1, 1997 to February 10, 1998 and the period from February 11, 1998 to March 31, 1998 combined. A primary contributor to the increase was the addition of Banc One and People's Bank as Preferred Partners on June 5, 1998 and November 23, 1998, respectively. As a Preferred Partners, Banc One and People's Bank will sell a significant portion of the residential mortgage loans they originate to HomeSide for five years.
         On May 29, 1998, HomeSide also purchased the operations of NationsBank's subsidiary Loan America, a national broker network. This purchase is contributing to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. The broker channel volume increased 56% on an annualized basis for the three months ended March 31, 1999 compared to the period from February 11, 1998 to March 31, 1998. The broker channel increased 168% on an annualized basis for the six months ended March 31, 1999 compared to the predecessor period from September 1, 1997 to February 10, 1998 and the period from February 11, 1998 to March 31, 1998 combined.

      The interest rate environment has significantly affected the size of the mortgage origination market. When interest rates decline, increasing numbers of mortgagees refinance their loans. As a result, the mortgage origination market grows. During this period of high refinances, HomeSide has strived to keep production at a level which is sustainable should the market size return to 1997 and 1996 volumes. As an alternative, HomeSide has emphasized its acquisitions strategy to maintain and increase the servicing portfolio size during this period of relatively high portfolio runoff.

      As part of this acquisition strategy, HomeSide completed bulk acquisitions totaling $22.0 billion and $29.1 billion during the three and six months ended March 31, 1999, respectively. Bulk acquisitions for the period from February 11, 1998 to March 31, 1998 were $2.0 million. For the predecessor period from September 1, 1997 to February 10, 1998 and the period from February 10, 1998 to March 31, 1998 combined, bulk acquisitions were $1.5 billion. The increase in purchases is a continuation of HomeSide's targeted approach to grow the servicing portfolio. Included in these bulk acquisitions is the March 4, 1999 purchase of First Chicago NBD Mortgage Company's ("First Chicago") servicing portfolio. This bulk acquisition, which represents an expansion of HomeSide's strategic alliance with Banc One, increased HomeSide's servicing portfolio by approximately $18 billion. In addition, First Chicago has committed to sell the servicing rights associated with its residential mortgage originations to HomeSide on a flow basis. Also included in bulk acquisitions are $5 billion in mortgage loans purchased from People's Bank on November 23, 1998 and approximately $2.8 billion in mortgage loans purchased on March 31, 1999 from another significant non-bank originator of mortgages in the United States. This non-bank originator has also agreed to sell $7 billion of its mortgage production to HomeSide each year. People's Bank, the largest mortgage lender in Connecticut, also became a Preferred Partner and has committed to sell its residential mortgage originations to HomeSide for five years.

         HomeSide continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide has formed an alliance with a subprime mortgage lender, which allows HomeSide to offer additional mortgage-related products to the production network.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $140 billion, HomeSide services the loans of approximately
1.6 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six months ended March 31, 1999, the period from February 11, 1998 to March 31, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 (in millions):

                                                                                                                 Predecessor
                            For the Three       For the Period        For the Six        For the Period        For the Period
                             Months Ended      From February 11,      Months Ended      From February 11,     From September 1,
                            March 31, 1999     1998 to March 31,     March 31, 1999     1998 to March 31,     1997 to February
                                                     1998                                     1998                10, 1998
                           -----------------  --------------------  -----------------  --------------------  --------------------
Balance at beginning of
  Period                          $ 118,797              $ 99,956           $115,800              $ 99,956               $96 554
   Additions                         29,896                 4,284             44,525                 4,284                11,454
   Scheduled amortization               780                   320              1,552                   320                   973
   Prepayments                        7,563                 3,833             17,149                 3,833                 6,403
   Foreclosures                         280                   129                593                   129                   370
   Sales of servicing                   417                    40              1,378                    40                   306
                           -----------------  --------------------  -----------------  --------------------  --------------------
       Total reductions               9,040                 4,322             20,672                 4,322                 8,052
                           -----------------  --------------------  -----------------  --------------------  --------------------
Balance at end of period           $139,653              $ 99,918          $ 139,653              $ 99,918               $99,956
                           =================  ====================  =================  ====================  ====================


      The number of loans serviced at March 31, 1999 was 1,640,279 compared to 1,182,913 at March 31, 1998. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. For the three and six months ended March 31, 1999, substantially all of the servicing portfolio is serviced on the proprietary system.

Results of Operations

For the three months ended March 31, 1999 compared to the period from February 11, 1998 to March 31, 1998

   Summary

      HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased 13% on an annualized basis to $24.3 million for the three months ended March 31, 1999 compared to $10.7 million for the period from February 11, 1998 to March 31, 1998. Net income after the goodwill amortization from the acquisition of HomeSide by the National for the three months ended March 31, 1999 was $15.4 million. Total revenues for the three months ended March 31, 1999 were $105.2 million compared to $44.6 million for the period from February 11, 1998 to March 31, 1998, an 18% annualized increase. The increases in net income, excluding goodwill amortization, and revenues for the three months ended March 31, 1999 compared to the period from February 11, 1998 to March 31, 1998 were primarily attributable to increases in net mortgage origination revenue and net interest revenue. Net mortgage origination revenue increased on an annualized basis primarily due to increased margins on loan production activities. Net interest revenue increased on an annualized basis due to increases in the balances of average interest-earning assets and as a result of reduced borrowing costs from improved credit ratings and the issuance of medium-term notes and commercial paper. Net servicing revenue was approximately equal on an annualized basis, primarily due to an increase in amortization expense, partially offset by an increase in the servicing portfolio. Declining interest rates increased mortgage prepayment speeds and consequently increased amortization expense. Total expenses increased as a result of expenses associated with the growing mortgage servicing portfolio and high loan prepayment activity.

    Net Servicing Revenue

      Net servicing revenue was $47.6 million for the three months ended March 31, 1999 compared to $26.9 million for the period from February 11, 1998 to March 31, 1998, an 11% annualized decrease. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 12% on an annualized basis to $144.5 million for the three months ended March 31, 1999 compared to $64.3 million for the period from February 11, 1998 to March 31, 1998, primarily as a result of portfolio growth. The servicing portfolio increased $39.7 billion to $139.7 billion at March 31, 1999 compared to $99.9 billion at March 31, 1998, a 40% increase. A significant portion of this portfolio growth was due to the purchases of Banc One Mortgage's $16.6 billion servicing portfolio on June 5, 1998 and First Chicago NBD Mortgage Company's $18 billion servicing portfolio on March 4, 1999. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.55% and 7.82% at March 31, 1999 and March 31, 1998, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.471% for the three months ended March 31, 1999 compared to 0.463% for the period from February 11, 1998 to March 31, 1998. The increase in the weighted average servicing fee was due to growth of ancillary revenues, including late fees and other mortgage related products.

      Amortization expense was $96.8 million for the three months ended March 31, 1999 compared to $37.4 million for the period from February 11, 1998 to March 31, 1998, a 30% annualized increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 13 basis points in average mortgage interest rates from 7.35% at March 31, 1998 to 7.22% at March 31, 1999. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue totaled $15.2 million for the three months ended March 31, 1999 compared to $2.8 million for the period from February 11, 1998 to March 31, 1998, a 168% annualized increase. The increase in net interest revenue was primarily due to increases in the average balances of loans held for sale, escrow deposits, and early pool buyout advances. The average balance for mortgage loans held for sale for the three months ended March 31, 1999 was $2.3 billion, compared to $1.3 billion for the period from February 11, 1998 to March 31, 1998. The average balance for escrow deposits for the three months ended March 31, 1999 was $2.8 billion, compared to $2.5 billion for the period from February 11, 1998 to March 31, 1998. The average balance for early pool buyout advances for the three months ended March 31, 1999 was $0.5 billion, compared to $0.4 billion for the period from February 11, 1998 to March 31, 1998. Lower funding rates obtained through improved credit ratings and the issuance of medium-term notes and commercial paper also contributed to increases in net interest income.

Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $41.6 million for the three months ended March 31, 1999 compared to $14.3 million for the period from February 11, 1998 to March 31, 1998, a 46% annualized increase. This increase was primarily due to an increase in margins caused by a declining interest rate environment.

   Other Income

       Other income for the three months ended March 31, 1999 was $0.7 million compared to $0.6 million for the period from February 11, 1998 to March 31, 1998, a 41% annualized decrease. The decrease was due to volume decreases in real estate tax service fees.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $33.8 million for the three months ended March 31, 1999 compared to $14.6 million for the period from February 11, 1998 to March 31, 1998, a 16% annualized increase. The average number of full-time equivalent employees was 2,647 for the three months ended March 31, 1999 compared to 1,968 for the period from February 11, 1998 to March 31, 1998. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio and increased prepayment activity.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended March 31, 1999 was $6.7 million compared to $2.4 million for the period from February 11, 1998 to March 31, 1998, a 40% annualized increase. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

      The servicing losses on investor-owned loans and foreclosure-related expenses totaled $8.9 million for the three months ended March 31, 1999 compared to $1.8 million for the period from February 11, 1998 to March 31, 1998. The increase was due to the growth of the portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at March 31, 1999 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

        The following table sets forth HomeSide's delinquency and foreclosure experience:


                                                   Servicing Portfolio Delinquencies
                                                        (percent by loan count)

                                                                                   March 31, 1999          March 31, 1998
                                                                                   --------------          --------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       2.85%                  3.20%
          60 days                                                                       0.56%                  0.67%
          90+ days                                                                      0.57%                  0.61%
                                                                                 ====================    ===================
               Total past due                                                           3.98%                  4.48%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.77%                  0.80%
                                                                                 ====================    ===================


      As a result  of a larger  and more  mature  portfolio  at March  31,  1999 compared to March 31, 1998, servicing losses on investor-owned loans and foreclosure-related expenses increased while servicing portfolio delinquencies decreased.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses, excluding goodwill amortization from the acquisition of HomeSide by National Australia Bank, were $15.9 million for the three months ended March 31, 1999 compared to $8.2 million for the period from February 11, 1998 to March 31, 1998, a 3% annualized decrease. The decrease in other expenses was primarily due to expenses associated with lower annualized production volumes. Goodwill amortization was $9.0 million and $4.9 million, respectively, for the three months ended March 31, 1999 and the period from February 11, 1998 to March 31, 1998.

   Income Tax Expense

      HomeSide's income tax expense was $15.6 million for the three months ended March 31, 1999 compared to $6.9 million for the period from February 11, 1998 to March 31, 1998. The effective income tax rates for the three months ended March 31, 1999 and the period from February 11, 1998 to March 31, 1998 were 50% and 54%, respectively.


Results of Operations

For the six months ended March 31, 1999 compared to the period from February 11, 1998 to March 31, 1998 and the predecessor period from September 1, 1997 to February 10, 1998 combined

   Summary

      HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $47.1 million for the six months ended March 31, 1999, a 16% annualized increase compared to $10.7 million for the period from February 11, 1998 to March 31, 1998 combined with $36.8 million for the predecessor period from September 31, 1997 to February 10, 1998. Net income after the goodwill amortization from the acquisition of HomeSide by the National for the six months ended March 31, 1999 was $29.2 million. Total revenues for the six months ended March 31, 1999 were $209.6 million compared to $44.6 million for the period from February 11, 1998 to March 31, 1998 and $134.7 million for the predecessor period from September 1, 1997 to February 10, 1998, a 36% annualized increase. The increases in net income, excluding goodwill amortization, and revenues for the six months ended March 31, 1999 compared to the period from February 11, 1998 to March 31, 1998 combined with the predecessor period from September 1, 1997 to February 10, 1998 were primarily attributable to increases in net mortgage origination revenue and net interest revenue. Net mortgage origination revenue increased on an annualized basis primarily due to increased production volumes and margins on loan production activities. Net interest revenue increased on an annualized basis due to increases in the balances of average interest-earning assets and as a result of reduced borrowing costs from improved credit ratings and the issuance of medium-term notes and commercial paper. Net servicing revenue increased less than 1% on an annualized basis primarily due to an increase in amortization expense, offset by an increase in the servicing portfolio. Declining interest rates increased mortgage prepayments speeds and consequently increased amortization expense. Total expenses increased on an annualized basis as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio and high loan prepayment activity.

    Net Servicing Revenue

      Net servicing revenue was $98.1 million for the six months ended March 31, 1999 compared to $26.9 million for the period from February 11, 1998 to March 31, 1998 and $87.2 million for the predecessor period from September 1, 1997 to February 10, 1998, aproximately equal on an annualized basis. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 26% on an annualized basis to $278.6 million for the six months ended March 31, 1999 compared to $64.3 million for the period from February 11, 1998 to March 31, 1998 combined with $194.7 million for the predecessor period from September 1, 1997 to February 10, 1998, primarily as a result of portfolio growth. The servicing portfolio increased $39.7 billion to $139.7 billion at March 31, 1999 compared to $99.9 billion at March 31, 1998, a 40% increase. A significant portion of this portfolio growth was due to the purchases of Banc One Mortgage's $16.6 billion servicing portfolio on June 5, 1998 and First Chicago NBD Mortgage Company's $18 billion servicing portfolio on March 4, 1999. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.55% and 7.82% at March 31, 1999 and March 31, 1998, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.469% for the six months ended March 31, 1999 compared to 0.463% for the period from February 11, 1998 to March 31, 1998 and 0.451% for the predecessor period from September 1, 1997 to February 10, 1998. The increase in the weighted average servicing fee was due to growth of ancillary revenues, including late fees and other mortgage related products.

      Amortization expense was $180.5 million for the six months ended March 31, 1999 compared to $37.4 million for the period from February 11, 1998 to March 31, 1998 combined with $107.5 million for the predecessor period from September 1, 1997 to February 10, 1998, a 45% annualized increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 13 basis points in average mortgage interest rates from 7.35% at March 31, 1998 to 7.22% at March 31, 1999. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue totaled $29.1 million for the six months ended March 31, 1999 compared to $2.8 million for the period from February 11, 1998 to March 31, 1998 combined with $0.1 million for the predecessor period from September 1, 1997 to February 10, 1998. Increases in net interest revenue on an annualized basis were primarily due to increases in net interest earned on mortgage loans held for sale, escrow deposits, and early pool buyout advances. Lower funding rates obtained through improved credit ratings and the issue of medium-term notes and commercial paper also contributed to increases in net interest income.

    Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $79.9 million for the six months ended March 31, 1999 compared to $14.3 million for the period from February 11, 1998 to March 31, 1998 combined with $46.7 million for the predecessor period from September 1, 1997 to February 10, 1998, a 53% annualized increase. This increase was due to increases in production volumes and margins due to a declining interest rate environment.

   Other Income

       Other income for the six months ended March 31, 1999 was $2.5 million compared to $0.6 million for the period from February 11, 1998 to March 31, 1998 combined with $0.6 million for the predecessor period from September 1, 1997 to February 10, 1998, a 134% annualized increase. The annualized increase was primarily due to volume increases in real estate tax service fees.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $68.3 million for the six months ended March 31, 1999 compared to $14.6 million for the period from February 11, 1998 to March 31, 1998 combined with $36.1 million for the predecessor period from September 1, 1997 to February 10, 1998, a 57% annualized increase. The average number of full-time equivalent employees was 2,572 for the six months ended March 31, 1999 compared to 1,968 for the period from February 11, 1998 to March 31, 1998 and 1,848 for the predecessor period from September 1, 1997 to February 10, 1998. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the six months ended March 31, 1999 was $13.1 million compared to $2.4 million for the period from February 11, 1998 to March 31, 1998 combined with $7.8 million for the predecessor period from September 1, 1997 to February 10, 1998, a 50% annualized increase. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

      The servicing losses on investor-owned loans and foreclosure-related expenses totaled $18.6 million for the six months ended March 31, 1999 compared to $1.8 million for the period from February 11, 1998 to March 31, 1998 combined with $11.5 million for the predecessor period from September 1, 1997 to February 10, 1998, a 64% annualized increase. The increase was due to the growth of the portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at March 31, 1999 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

        The following table sets forth HomeSide's delinquency and foreclosure experience:

                                                   Servicing Portfolio Delinquencies
                                                        (percent by loan count)

                                                                                     March 31, 1999      March 31, 1998

Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       2.85%                  3.20%
          60 days                                                                       0.56%                  0.67%
          90+ days                                                                      0.57%                  0.61%
                                                                                 ====================    ===================
               Total past due                                                           3.98%                  4.48%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.77%                  0.80%
                                                                                 ====================    ===================


      As a result  of a larger  and more  mature  portfolio  at March  31,  1999 compared to March 31, 1998, servicing losses on investor-owned loans and foreclosure-related expenses increased while servicing portfolio delinquencies decreased.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses, excluding goodwill amortization from the acquisition of HomeSide by National Australia Bank, were $32.4 million for the six months ended March 31, 1999 compared to $8.2 million for the period from February 11, 1998 to March 31, 1998 combined with $19.1 million for the predecessor period from September 1, 1997 to February 10, 1998, a 39% annualized increase. This annualized increase was primarily due to increased production volumes. Goodwill amortization totaled $17.9 million for the six months ended March 31, 1999, $4.9 million for the period from February 11, 1998 to March 31, 1998 and $0.3 million for the predecessor period from September 1, 1997 to February 10, 1998. The increase was due to the purchase of HomeSide by National Australia Bank on February 10, 1998.

   Income Tax Expense

      HomeSide's income tax expense was $30.1 million for the six months ended March 31, 1999 compared to $6.9 million for the period from February 11, 1998 to March 31, 1998 and $23.3 million for the predecessor period from September 1, 1997 to February 10, 1998. The effective income tax rates for the six months ended March 31, 1999 and the period from February 11, 1998 to March 31, 1998 were 51% and 54%, respectively. The effective income tax rate for the predecessor period from September 1, 1997 to February 10, 1998 was 39%. The increase from the predecessor period was due to the tax effects of goodwill as a result of the merger with the National.


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

     During the six months ended March 31, 1999, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, and interest rate swaps and caps to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

     During the six months ended March 31, 1999, deferred losses on risk management contracts resulted in net deferred hedge losses of $176.8 million which are included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the six months ended March 31, 1999 is as follows (in thousands):

     Net deferred hedge balance at September 30, 1998           $  389,572
     Net deferred hedge loss                                      (553,168)
     Amortization                                                (  13,192)
                                                              ==================
     Net deferred hedge balance at March 31, 1999                 (176,788)
                                                              ==================

    HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at March 31, 1999 was $(9.7) million. This amount is comprised of interest rate swaps with a fair value of $(68.8) million, partially offset by futures and options on U.S. Treasury bonds with a fair market value of $59.1 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheet. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts and Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts included in HomeSide's Form 10-K for the period from February 11, 1998 to September 30, 1998.

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

Operations

     Net cash provided by operations for the three and six months ended March 31, 1999 was $597.6 million and $617.9 million, respectively. Net cash used in operations for the period from February 11, 1998 to March 31, 1998 was $235.1 million. Net cash used in operations for the predecessor period from September 1, 1997 to February 10, 1998 was $157.7 million. Cash provided from servicing fee income, loan sales and principal repayments was partially offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

Investing

    Net cash used in investing activities for the three and six months ended March 31, 1999 were $644.3 million and $853.3 million, respectively. Net cash provided by investing activities for the period from February 11, 1998 to March 31, 1998 was $226.5 million. Net cash used in investing activities for the predecessor period from September 1, 1997 to February 10, 1998 was $60.8 million. Cash used in investing activities was primarily for the purchase of mortgage servicing rights, risk management contracts, and early pool buyout advances. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Other assets decreased $28.1 million to $89.5 million at March 31, 1999 from $117.6 million at September 30, 1998 primarily as a result of decreases in HomeSide's hedge assets. Early pool buyout advances totaled $453.3 million at March 31, 1999 compared to $759.6 million at September 30, 1998 as a result of re-instatements and sales of advances to HomeSide Funding, Inc. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

    Net cash provided by financing activities for the three and six months ended March 31, 1999 were $10.7 million and $251.5 million, respectively. Net cash provided by financing activities for the period from February 11, 1998 to March 31, 1998 was $443.5 million. Net cash provided by financing activities for the predecessor period from September 1, 1997 to February 10, 1998 was $250.6 million. Cash was provided by the issuance of commercial paper and medium-term notes, borrowings from the National, and borrowings on HomeSide's line of credit during the periods. Cash was used to repay borrowings from the National, commercial paper, borrowings on the line of credit and to pay dividends to the Parent.

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

The Company's strategy for addressing Year 2000 focuses on four teams, which together address all aspects of the Company's business. The Information Technology team addresses all of the Mainframe, LAN and client server applications. The End User Computing (or Business) team addresses the business risks within each of the operating departments, including facilities' risk. This area of the strategy involves the greatest concentration of embedded chips. The Enterprise team addresses the corporate-wide risks posed by the Year 2000, including business continuity planning to be implemented by individual business units. Finally, the Year 2000 Program Office coordinates the Company's Year 2000 readiness efforts and is responsible for communications, vendor management, project documentation and reporting. The Company's Year 2000 Program Office and overall Year 2000 Program are managed by a Year 2000 Program Director whose full-time resources and responsibilities are dedicated to this effort under the sponsorship of the President and Chief Operating Officer and the Chief Information Officer.

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

3. Testing - Developing and implementing test plans to determine if remediated code is correct and assurance testing of business continuity plans.

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

The Company established in its Year 2000 Program certain key milestones and an internal timetable for the change to 2000 in line with its regulator's suggested completion dates for core systems. These were:

o Assessment of substantially all systems and processes by July 31, 1998 - Completed

o Remediation and internal testing of all mission critical applications by December 31, 1998 - Completed

o End-to-end testing of all mission critical systems with material third parties to be substantially completed by March 31, 1999; and

o    Remediation  and  testing  of  all  non-mission   critical  systems  to  be
     substantially completed by June 30, 1999 and clean management of all systems through 1999.

The Company has completed its assessment of all systems and processes. Remediation and internal testing of mission critical systems is substantially complete. Set forth below is a graphical depiction of the Company's state of readiness in the first five action phases of the Company's project plan, divided to show progress as to the Information Technology (IT) portion of the project, the Company's two primary servicing systems, and the end-user computing portion of the project.


                   IT Achievements (excludes servicing systems)
                                                                                       Date              % Complete
  Assessment
  Full assessment of all IT components impacted by the turn of the century.              6/30/98              100%

  Remediation
  Repair or Replace all IT components found to be non-compliant.                         9/30/98               68%
                                                                                        10/31/98               91%
                                                                                        12/31/98              100%
  Testing Internal
  Test all IT Y2K impacted internal components in a simulated and real future            9/30/98               30%
  date environment.                                                                     10/31/98               41%
                                                                                        12/11/98               76%
                                                                                        12/31/98               80%
                                                                                         1/31/99               93%
                                                                                         3/31/99              100%
  Testing External
  Testing with customers, and vendors/service providers.                                12/11/98                0%
                                                                                         1/31/99                0%
                                                                                         3/31/99               42%
                                                                                         4/30/99               42%
                                                                                         6/30/99              100%
  Implementation
  Place into the production operating environment all IT components tested               9/30/98               17%
  and deemed to be Y2K ready.                                                           10/31/98               26%
                                                                                        12/31/98               87%
                                                                                         1/31/99               89%
                                                                                         3/31/99              100%
  Check-off
  Official sign-off by the business and technology owner of the component                9/30/98                5%
  that the component is Y2K ready.                                                      10/31/98               17%
                                                                                        12/31/98               65%
                                                                                         1/31/99               78%
                                                                                         3/31/99               83%
                                                                                         4/30/99              100%


The chart set forth above shows the status of completion of the number of gross technology applications identified by the Company for remediation measured by each of the various phases of the Company's Year 2000 Program. This chart measures the progress on thirty-four (34) key Information Technology applications, of which fourteen (14) have been designated as mission critical. As to these thirty-four (34) key applications, as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 80% complete. As to the thirty-four (34) key applications, as of March 31, 1999, internal testing was completed in accordance with the Company's test strategy and applicable test plans. As at that date, End-to-End testing with material third parties was 42% complete. As to these thirty-four (34) key applications, as of April 30, 1999, the most recent date for which information is available prior to this filing, internal testing was completed in accordance with the Company's test strategy and applicable test plans. As at that date, End-to-End testing with material third parties remained at 42% complete for the reasons set out below.

End-to-End testing with external parties is ongoing. The Company had initially established an internal milestone of March 31, 1999 for completion of End-to-End testing with material external parties. This milestone is more ambitious than the regulatory deadline of June 30, 1999 established by the FFIEC for completing external testing. The Company worked extensively with material external parties, including key vendors, suppliers and counter-parties, throughout the fourth quarter of 1998 and the first quarter of 1999 to produce test plans and prepare for End-to-End testing. Although substantially all test plans were produced and delivered to material external parties by March 31, 1999, delays in responses from them prevented the Company from achieving its March 31, 1999 milestone. Many of the Company's material external parties are vendors and suppliers. The Company recognized that many of our key vendors have regulatory requirements and material third party dependencies of their own, and that those requirements and dependencies had to be prioritized above testing with the Company. The Company values its relationships with its key vendors and has worked with them to accommodate their competing priorities even those that necessitated extending the Company's own date for this milestone.

As of April 30, 1999, the Company had successfully completed external testing with several key vendors and counter-parties, including Fannie Mae, Freddie Mac and Ginnie Mae. Testing with material external parties is expected to be substantially complete by June 30, 1999, the FFIEC deadline.

As to the fourteen (14) mission critical applications (excluding servicing systems which are separately discussed below), as of December 31, 1998, assessment was 100% complete, remediation was 100% completed, and internal testing was 88% complete. As of January 31, 1999, internal testing of these mission critical applications was completed in accordance with the Company's test strategy and applicable test plans. Since that date, the Company has engaged in additional assurance testing and clean management of the applications, a process that will continue throughout 1999.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). Because of their critical importance to the Company's operations, these systems are not included in the above chart. Rather, progress as to these two systems is set forth separately in the chart below. As to these two systems, as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 95% complete. As to these two systems, as of January 31, 1999, internal testing was completed in accordance with the Company's test strategy and applicable test plans. Since that date, the Company has engaged in additional assurance testing and clean management of the applications, a process that will continue throughout 1999. As to these two systems, as of March 31, 1999, external testing was 80% complete. As to these two systems, as of April 30, 1999, the most recent date for which information is available prior to this filing, external testing was 88% complete.

                       IT Achievements (servicing systems)
                                                                                          Date           % Complete
  Assessment
  Full assessment of all IT components impacted by the turn of the century.              9/30/98              100%

  Remediation
  Repair or Replace all IT components found to be non-compliant.                         9/30/98               90%
                                                                                        12/31/98              100%
  Testing Internal
  Test all IT Y2K impacted internal components in a simulated and real future           12/31/98               95%
  date environment.                                                                      1/31/99              100%
                                                                                         3/31/99              100%

  Testing External
  Testing with customers, and vendors/service providers.                                12/31/98                0%
                                                                                         1/31/99                0%
                                                                                         3/31/99               80%
                                                                                         3/31/99               88%
                                                                                         3/31/99              100%
  Implementation
  Place into the production operating environment all IT components tested              12/31/98               50%
  and deemed to be Y2K ready.                                                            1/31/99               50%
                                                                                         3/31/99              100%
  Check-off
  Official sign-off by the business and technology owner of the component               12/31/98               50%
  that the component is Y2K ready.                                                       1/31/99               50%
                                                                                         3/31/99               50%
                                                                                         6/30/99              100%


The Company's Year 2000 Program also addresses end-user computing issues presented by the year 2000 change. The following chart depicts the Company's progress in addressing systems and business processes other than information technology systems. As to those business processes and systems, as of December 31, 1998, assessment was 100% complete, remediation was 96% complete and testing was 56% complete. As to those business processes and systems, as of March 31, 1999, remediation was substantially complete and testing was 83% complete. Testing, Implementation and Check-Off is scheduled to be completed prior to June 30, 1999.






                          End-User Computing Achievements
                                                                                          Date            % Complete
  Assessment
  Full assessment of all non-IT components impacted by the turn of the century.         12/31/98              100%

  Remediation
  Repair or replace all non-IT components found to be non-compliant.                    12/31/98               96%
                                                                                         3/31/99               97%
                                                                                         6/30/99              100%
  Testing
  Test all non-IT Y2K impacted components in a simulated and real future date           12/31/98               56%
  environment. Includes testing with customers, and vendors/service providers.           1/31/99               76%
                                                                                         3/31/99               83%
                                                                                         6/30/99              100%
  Implementation
  Place into the production operating environment all non-IT components                 12/31/98               22%
  tested and deemed to be Y2K ready.                                                     1/31/99               76%
                                                                                         3/31/99               79%
                                                                                         6/30/99              100%
  Check-off
  Official sign-off by the business owner of the non-IT component that the              12/31/98               28%
  component is Y2K ready.                                                                1/31/99               69%
                                                                                         3/31/99               74%
                                                                                         6/30/99              100%


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

The Company is currently reviewing the Year 2000 efforts of its mission critical vendors, customers and service providers. The Company has identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company is targeting these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process is ongoing.

As of March 31, 1999, HomeSide successfully completed the mandatory components of the MBA Year 2000 Readiness Test. Optional components of the MBA Year 2000 Readiness Test will be complete by June 30, 1999.

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

Through March 31, 1999, the Company had expended approximately $7.9 million of its total Year 2000 budget. Through April 30, 1999, the most recent date for which information is available prior to this filing, the Company had expended approximately $8.3 million of its total Year 2000 budget. The Company previously reported that it anticipated significant expenditures during the first quarter of 1999 associated with End-to-End testing. As noted above, some of that testing will now occur during the second quarter and, consequently, those expenditures will be distributed over the first and second quarter.

The Company anticipates significant expenditures associated with employee retention efforts, continued testing, clean management of systems, business continuity and transition planning and maintenance of its Year 2000 Program Office through March 31, 2000. The Company has allocated $1.7 million of its total Year 2000 budget to transition management during the period of 1 June, 1999 through January 31, 2000. Additional expenses will be incurred through March 31, 2000. Clean management of systems involves developing and implementing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment once Check-Off has been completed. The Company has developed and implemented a Clean Management Strategy on a Company-wide basis. Transition planning is concerned with identifying and preparing for specific issues and risks associated with the period of October 1, 1999 through January 31, 2000. The Company is in the process of developing and implementing a Transition Strategy. The objective of the Company in transition planning is to ensure a Company-wide capability to manage externally generated events as and when they might arise. As part of the Company's transition planning and overall Year 2000 Program, the Company has established a moratorium period using a scaled implementation plan to restrict the introduction of minor, significant and major changes to systems or business processes. The moratorium period will not impair the Company's ability to conduct its core businesses and meet the needs of its customers. The Company's Year 2000 Program will continue until the end of March 2000. Activities planned for the first quarter of 2000 include:

o Monitoring and verification activities surrounding business information systems;

o Implementation of maintenance programs associated with the system changes made to manage the date change to 2000;

o Working with customers and suppliers regarding any impacts they may have sustained as a result of the date change to 2000; and

o Completing a formal post-implementation review of the Year 2000 Program to assess achievements and lessons learned.

The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation is operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended March 31, 1998 was approximately 12%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

The Company's Year 2000 Program is complex and reliant upon coordination with numerous third parties. Accordingly, the effort and costs in any given period will depend upon progress. The Company's current Year 2000 budget of $13.5 million is based on the current status of the Year 2000 Program and is subject to change. The budget of $13.5 million does not take into account any potential losses the Company may suffer as a result of Year 2000 failures, or any claims for loss or damage that may be asserted against the Company by third parties, which may result if the Company or third parties do not successfully manage the effect of the Year 2000 date change.

Risks. The Company's risk management office is actively involved in the Company's Year 2000 Program. The most reasonably likely worst case Year 2000 scenario, disregarding the Company's remediation efforts and contingency planning, is a failure in its loan servicing software and/or systems. Such a failure would result in material disruption in the Company's operations preventing it from discharging its contractual obligations to service mortgage loans in an accurate and timely fashion. The consequences of such disruption could include, among other things, revocation of the Company's status as an FHA/VA approved lender/servicer or Ginnie Mae/Fannie Mae/Freddie Mac approved seller/servicer, incorrect processing and/or reporting of payments to consumers and investors, a material loss of revenue, and litigation with third parties alleging losses related to servicing failure.

While working to ensure that the Company's primary objective of business as usual before, during and through 2000 is achieved, there can be no guarantee that its Year 2000 program will be successful in all respects or that the date change for 1999 to 2000 will not materially affect the Company's business in some form.


Contingency Planning. The Company's Year 2000 Program is based on the assumption that 100% impact coverage is neither feasible nor practical. It is possible that the Company or third parties on which the Company depends may have unplanned system difficulties during the transition through 2000, or that third parties may not successfully manage the change to 2000; therefore, an integral part of the Company's Year 2000 Program is the development of contingency plans in anticipation of systems or third party failure. These contingency plans have been developed for individual applications, systems and business processes. Individual departments within the Company, including information technology, acting under the supervision and direction of the Year 2000 Program Enterprise team, have (a) identified applicable Year 2000 events and threats, (b) considered the likelihood of occurrence, (c) determined the severity of impact of such events and threats, and (d) created preventive and continuity plans to address such events and threats. In addition, corporate-wide transition planning, which involves the planning for and management of activities relating to the previously identified Year 2000 events and threats, is underway. Given the potential scope of Year 2000 events, it is possible that despite considerable planning, the Company's business continuity plans for the date change to 2000 may only assist in the reduction of the degree of disruption rather than its avoidance.

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


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

Number            Description

10.1           Mortgage  Loan  Servicing  Purchase  And Sale  Agreement  dated
                February 26, 1999 between HomeSide Lending, Inc. and First Chicago NBD Mortgage Company
10.2           First Amendment dated March 31, 1999 to Mortgage Loan Servicing
                Purchase And Sale Agreement dated February 26, 1999 between HomeSide Lending, Inc. and First Chicago NBD Mortgage Company
27                Financial Data Schedule

 (b)   Reports on form 8-K

         HomeSide filed a report on Form 8-K, Item 5, dated April 22, 1999.









                                                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HomeSide International, Inc.
                                    (Registrant)

Date: May 14, 1999                  By:   /s/ Joe K. Pickett
                                          ------------------
                                          Joe K. Pickett
                                          Chairman of the Board, Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)

Date: May 14, 1999                 By:  /s/ Kevin D. Race
                                        -----------------
                                        Kevin D. Race
                                        Vice President, Chief Financial Officer
                                          and Treasurer (Principal Financial and
                                          Accounting Officer)