Form 10-Q
period 1999-06-30
HOMESIDE INTERNATIONAL INC
filed 1999-08-13
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
  [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

           Class                                  Outstanding at August 13, 1999

Common stock $0.01 par value                                  1
Class C non-voting common stock $1.00 par value              none

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)

                                                                                          (Unaudited)
                                                                                        June 30, 1999       September 30, 1998
                                                                                       -------------------   -----------------------
ASSETS

Cash and cash equivalents                                                                 $   198,725               $    35,008
Mortgage loans held for sale, net                                                           1,604,120                 2,048,989
Mortgage servicing rights, net                                                              3,272,691                 1,779,180
Early pool buyout advances                                                                    354,833                   759,579
Accounts receivable, net                                                                      227,123                   272,005
Premises and equipment, net                                                                    59,460                    45,657
Goodwill, net                                                                                 670,017                   693,543
Other assets                                                                                   89,019                   117,596
                                                                                       -------------------   -----------------------
Total Assets                                                                              $ 6,475,988               $ 5,751,557
                                                                                       ===================   =======================

LIABILITIES AND STOCKHOLDER'S EQUITY


Notes payable                                                                             $ 3,084,500               $ 2,749,000
Accounts payable and accrued liabilities                                                      600,666                   241,302
Deferred income taxes                                                                         201,862                   160,520
Long-term debt                                                                              1,333,142                 1,337,783
                                                                                       -------------------   -----------------------
Total Liabilities                                                                           5,220,170                 4,488,605
                                                                                       -------------------   -----------------------

Stockholder's Equity:
Common stock:
     Common stock, $.01 par value, 100 shares authorized and 1 share issued and
         outstanding                                                                              -                        -
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized, and 0 shares issued and outstanding                                          -                        -
Additional paid-in capital                                                                  1,231,302                 1,227,846
Retained earnings                                                                              24,516                    35,106
                                                                                       -------------------   -----------------------
Total Stockholder's Equity                                                                  1,255,818                 1,262,952
                                                                                       -------------------   -----------------------
Total Liabilities and Stockholder's Equity                                                $ 6,475,988               $ 5,751,557
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



                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                            For the Three          For the Three
                                            Months Ended           Months Ended
                                            June 30, 1999          June 30, 1998
                                          ------------------    --------------------

REVENUES:

Mortgage servicing fees                            $163,461                $118,334
Amortization of mortgage servicing rights          (118,759)                (74,476)
                                          ------------------    --------------------
    Net servicing revenue                            44,702                  43,858

Interest income                                      43,754                  39,003
Interest expense                                    (32,298)                (29,793)
                                          ------------------    --------------------
    Net interest revenue                             11,456                   9,210

Net mortgage origination revenue                     45,685                  34,341
Other income                                          2,067                   8,783
                                          ------------------    --------------------
    Total Revenues                                  103,910                  96,192

EXPENSES:

Salaries and employee benefits                       32,639                  29,381
Occupancy and equipment                               6,898                   5,006
Servicing losses on investor-owned loans
   and foreclosure-related expenses                  10,822                   8,387
Goodwill amortization                                 8,966                   8,919
Other expenses                                       15,459                  15,498
                                          ------------------    --------------------
    Total Expenses                                   74,784                  67,191

Income before income taxes                           29,126                  29,001
Income tax expense                                   14,354                  14,789
                                          ------------------    --------------------
Net income                                          $14,772                 $14,212
                                          ==================    ====================








                 The accompanying notes are an integral part of
                          these financial statements.



                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                             (Dollars in Thousands)

                                                                                                                    Predecessor
                                                                    For the Nine          For the Period          For the Period
                                                                    Months Ended         from February 11,       from September 1,
                                                                   June 30, 1999              1998 to            1997 to February
                                                                                           June 30, 1998             10, 1998
                                                                  -----------------     --------------------    --------------------
REVENUES:

Mortgage servicing fees                                                   $442,088                 $182,601                $194,690
Amortization of mortgage servicing rights                                 (299,247)                (111,842)               (107,458)
                                                                  -----------------     --------------------    --------------------
    Net servicing revenue                                                  142,841                   70,759                  87,232

Interest income                                                            140,352                   57,293                  51,166
Interest expense                                                           (99,830)                 (45,246)                (51,074)
                                                                  -----------------     --------------------    --------------------
    Net interest revenue                                                    40,522                   12,047                      92

Net mortgage origination revenue                                           125,610                   48,610                  46,695
Other income                                                                 4,580                    9,403                     635
                                                                  -----------------     --------------------    --------------------
    Total Revenues                                                         313,553                  140,819                 134,654


EXPENSES:

Salaries and employee benefits                                             100,967                   44,011                  36,137
Occupancy and equipment                                                     20,042                    7,400                   7,820
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                         29,465                   10,210                  11,465
Goodwill amortization                                                       26,844                   13,860                     283
Other expenses                                                              47,856                   23,694                  19,085
                                                                  -----------------     --------------------    --------------------
    Total Expenses                                                         225,174                   99,175                  74,790

Income before income taxes                                                  88,379                   41,644                  59,864

Income tax expense                                                          44,434                   21,647                  23,347
                                                                  -----------------     --------------------    --------------------
Net income                                                                 $43,945                  $19,997                 $36,517
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


                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                                            For the Three          For the Three
                                                                             Months Ended           Months Ended
                                                                            June 30, 1999           June 30, 1998
                                                                          -------------------   ---------------------
CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

Net income                                                                   $  14,772               $   14,212
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of mortgage servicing rights                                    118,759                   74,476
  Depreciation and amortization                                                 10,077                   10,340
  Servicing losses on investor-owned loans                                       2,784                    3,954
  Change in deferred income tax liability                                       14,322                   12,080
  Origination, purchase and sale of loans held for sale, net of
     repayments                                                                245,672                  273,004
  Change in accounts receivable                                                 (2,107)                  32,633
  Change in other assets and accounts payable and accrued
     liabilities                                                                 8,380                  (41,177)
                                                                          -------------------   ---------------------
Net cash provided by operating activities                                      412,659                  379,522

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                         (6,913)                  (6,081)
Acquisition of mortgage servicing rights                                      (319,536)                (137,442)
Net (purchase of) proceeds from risk management contracts                      (69,249)                 128,930
Early pool buyout reimbursements (advances)                                     98,494                  (74,230)
Acquisition of Bank One Mortgage servicing assets                                  -                   (201,000)
                                                                          -------------------   ---------------------
Net cash used in investing activities                                         (297,204)                (289,823)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net borrowings from (repayments to)  banks                                     140,001                 (433,347)
Repayments of commercial paper, net of repayments                              (88,698)                     -
Issuance of notes payable                                                          -                    350,000
Payment of debt issue costs                                                        -                     (2,888)
Repayment of long-term debt                                                       (122)                    (122)
Dividends paid to the Parent                                                   (24,000)                     -
                                                                          -------------------   ---------------------
Net cash provided by (used in) financing activities                             27,181                  (86,357)
Net increase in cash and cash equivalents                                      142,636                    3,342
Cash and cash equivalents at beginning of period                                56,089                   14,045
                                                                          -------------------   ---------------------
Cash and cash equivalents at end of period                                   $ 198,725                $  17,387
                                                                          ===================   =====================

Supplemental disclosure of cash flow information:
Interest paid                                                                $  28,287                $ 35,002
Income taxes paid                                                            $      32                   2,657




                 The accompanying notes are an integral part of
                          these financial statements.


                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                                   Predecessor
                                                                   For the Nine        For the Period from     For the Period from
                                                                   Months Ended         February 11, 1998       September 1, 1997
                                                                   June 30, 1999         to June 30, 1998      to February 10, 1998
                                                                 ------------------    ---------------------   ---------------------
CASH FLOWS  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income
                                                                       $  43,945                $  19,997               $  36,517
Adjustments to reconcile net income to net cash provided by
(used in)operating activities:
  Amortization of mortgage servicing rights                              299,247                  111,842                 107,458
  Depreciation and amortization                                           29,251                   15,685                   5,037
  Servicing losses on investor-owned loans                                 9,419                    5,147                   5,781
  Change in deferred income tax liability                                 41,342                   18,939                  20,758
  Origination, purchase and sale of loans held for sale, net of
    repayments                                                           444,869                 (85,891)                (211,035)
  Change in accounts receivable                                           35,232                 (23,829)                 (48,484)
  Change in other assets and accounts payable and accrued
    liabilities                                                          127,302                  82,885                  (73,723)
                                                                 ------------------    ---------------------------------------------
Net cash provided by (used in) operating activities                    1,030,607                 144,775                 (157,691)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                  (19,225)                 (9,963)                 (12,037)
Acquisition of mortgage servicing rights                                (992,348)               (299,701)                (261,387)
Net (purchase of) proceeds from risk management contracts               (543,710)                143,115                  218,306
Early pool buyout reimbursements (advances)                              404,746                (149,140)                  (5,692)
Acquisition of Bank One Mortgage servicing assets                            -                  (201,000)                     -
                                                                 ------------------    ---------------------   ---------------------
Net cash used in investing activities                                 (1,150,537)               (516,689)                 (60,810)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net (repayments to) borrowings from banks                               (850,898)                (49,556)                 206,627
Issuance of commercial paper, net of repayments                        1,189,502                     -                        -
Issuance of notes payable                                                    -                   410,000                   45,000
Payment of debt issue costs                                                  -                    (3,096)                    (886)
Repayment of long-term debt                                                 (424)                   (160)                    (358)
Dividends paid to the Parent                                             (54,533)                    -                        200
                                                                 ------------------    ---------------------   ---------------------
Net cash provided by financing activities                                283,647                 357,188                  250,583
Net increase (decrease) in cash and cash equivalents                     163,717                 (14,726)                  32,082
Cash and cash equivalents at beginning of period                          35,008                  32,113                       31
                                                                 ------------------    ---------------------   ---------------------
Cash and cash equivalents at end of period                             $ 198,725               $  17,387                $  32,113
                                                                 ==================    =====================   =====================

Supplemental disclosure of cash flow information:
Interest paid                                                          $ 133,452               $  48,605                $  52,922
Income taxes paid                                                      $  18,818               $   2,657                $     821







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

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. ("HomeSide" or the "Company") and HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same nine month period in the prior year have not been presented. Instead, a comparison of the periods of the prior year that most closely correspond to the present nine month period is presented. HomeSide's operating results for the present nine month period are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period reported according to the predecessor's prior fiscal year periods.

     Operating results for the three and nine months ended June 30, 1999, the three months ended June 30, 1998, the period from February 11, 1998 to June 30, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the period from February 11, 1998 to September 30, 1998 of HomeSide International, Inc.

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

      On June 15, 1999, HomeSide announced that it had formed a strategic alliance with Cendant Mortgage Corporation. Cendant Mortgage has agreed to sell up to $7.0 billion in mortgage servicing assets annually to HomeSide over a 5 year period. Since December 31, 1998, HomeSide has purchased and will service $7.0 billion of Cendant Mortgage's portfolio, representing approximately 60,000 loans. Cendant Mortgage is the sixth largest retail originator in the United States.

4.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks, interest-bearing deposits, and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. At June 30, 1999, margin deposits amounted to approximately $157.1 million.

5.   MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 1998                $1,779,180
Additions                                     992,348
Sales of servicing                                -
Deferred hedge loss                           800,410
Amortization                                 (299,247)
                                        -----------------
Balance, June 30, 1999                     $3,272,691
                                        =================

6.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                    Total Outstanding       At Period End       During the Period
                                                  ----------------------    -------------       -----------------
Commercial paper                                      $ 1,189,500               4.96%                 4.96%
National Australia Bank unsecured facility              1,895,000               4.96%                 4.96%
                                                  ======================
  Total, June 30, 1999                                $ 3,084,500
                                                  ======================
Bank line of credit                                   $   995,000               5.88%                 5.96%
National Australia Bank unsecured facility              1,754,000               5.66%                 5.67%
                                                  ======================
  Total, September 30, 1998                           $ 2,749,000
                                                  ======================


     On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At June 30, 1999, a total of $1.2 billion of commercial paper was outstanding. The weighted average interest rates on commercial paper outstanding during the three and nine month periods ended June 30, 1999 were 4.96% and 5.10%, respectively.

     On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of June 30, 1999, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. At June 30, 1999, the amount outstanding under this credit facility totaled $1.9 billion. The weighted average interest rate on outstanding borrowings under this credit facility during the three and nine month periods ended June 30, 1999 were 4.96% and 5.18%, respectively.

     HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.0 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $760.0 million. Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At June 30, 1999, the primary use of the credit facility was to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program and there was no balance outstanding under the credit line. At September 30, 1998, the amount outstanding under the credit line, all of which was under the warehouse credit facility, was $1.0 billion.

7.   LONG-TERM DEBT

11.25 % Notes

      On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at June 30, 1999 was $130.0 million. The balance of the Parent Notes at June 30, 1999, including the fair value adjustment resulting from the merger with the National, was $148.1 million.

Medium-term notes

        As of June 30, 1999, outstanding medium-term notes issued by HomeSide Lending under a $1.6 billion shelf registration statement were as follows (in thousands):

Issue Date           Outstanding Balance     Coupon Rate    Maturity Date

May 20, 1997             $   250,000            6.875%        May 15, 2000
June 30, 1997                200,000            6.875%        June 30, 2002
June 30, 1997                 40,000            6.820%        July 2, 2001
July 1, 1997                  15,000            6.860%        July 2, 2001
July 31, 1997                200,000            6.750%        August 1, 2004
September 15, 1997            45,000            6.770%        September 17, 2001
March 19, 1998                60,000            5.6875%       March 20, 2000
April 23, 1998               125,000            5.7875%       April, 24, 2001
May 22, 1998                 225,000            6.200%        May 15, 2003
                   --------------------------
  Total                   $1,160,000
                   ==========================

      As of June 30, 1999, $850.0 million of the outstanding, fixed rate medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the three and nine months ended June 30, 1999, including the effect of the interest rate swap agreements, were 5.49% and 5.74%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund the acquisition of the servicing rights associated with Bank One's $16.6 billion portfolio.

      The balance of the medium-term notes at June 30, 1999, including the fair value adjustment resulting from the merger with the National, was $1.2 billion, made up of $0.9 billion classified as long-term debt and $0.3 billion classified as current portion of long-term debt.

Mortgage note payable

          In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at June 30, 1999, including the fair value adjustments resulting from the merger with the National, was $23.9 million.

8.   EARLY POOL BUYOUT ADVANCES AND SALES

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

        In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Bank One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $184 million and $467 million of delinquent mortgage loans were sold to HomeSide Funding during the three and nine month periods ending June 30, 1999, respectively. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. At June 30, 1999, HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $22.1 million, which approximated fair value.

9.       NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." This statement deferred the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet determined the impact of these statements on the financial statements of HomeSide.

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

10.      DIVIDENDS

      On April 1, 1999 and October 1, 1998 the Company paid dividends to the Parent in the amounts of $24.0 million and $30.5 million, respectively.

11.      SUBSEQUENT EVENTS

     On July 30, 1999, HomeSide's primary operating subsidiary, HomeSide Lending, Inc., filed a Registration Statement on Form S-3 (Registration Number 333-84179) (the "Shelf Registration Statement") with the Securities and Exchange Commission registering $1 billion in senior unsecured debt securities. The prospectus included in the Shelf Registration Statement is a combined prospectus and also relates to the remaining unsold debt securities having an aggregate offering price of $408,000,000 previously registered by HomeSide. The notes will have stated maturities of nine months or more from the date issued. The notes may bear interest at fixed or floating rates or may not bear any interest. When effective, $1.4 billion will be available for future issuance under the Shelf Registration Statement.

     On August 11, 1999, HomeSide Lending, Inc. issued $230.0 million floating rate notes due August 16, 2000 under Rule 144A of the Securities Act of 1933. The Notes are unsecured obligations of HomeSide Lending, Inc. and rank equally with all other unsecured and unsubordinated indebtedness of HomeSide. The Notes will mature and the principal amount, together with interest accrued and unpaid interest, will be payable on August 16, 2000. Interest on the Notes is payable quarterly in arrears on November 16, 1999, February 16, 2000, May 16, 2000, and August 16, 2000. The per annum rate of interest will equal three-month LIBOR, reset quarterly, plus 20 basis points. HomeSide may, at its option, redeem the Notes on any interest payment date, in whole but not in part, at 100 percent of the principal amount plus accrued and unpaid interest.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide International, Inc. (the "Company"), through its wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage origination, low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 8th largest originator and the 6th largest servicer in the United States at June 30, 1999, based on data published by Inside Mortgage Finance.

       HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston, Bank One, and People's Bank relationships.

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

         As a result of the merger with the National, HomeSide adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same nine month period in the prior year have not been presented. Instead, a comparison of the periods of the prior year that most closely correspond to the present nine month period is presented. HomeSide's operating results for the present nine month period are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide's operating results are produced on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the periods reported according to the predecessor's prior fiscal year periods. Therefore, the prior period from February 11, 1998 to June 30, 1998 and the predecessor period from September 1, 1997 to December 10, 1998 have been presented in accordance with Regulation 15d-10(e)(4).

        Operating results for the three and nine months ended June 30, 1999, the period from February 11, 1998 to June 30, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal period from February 11, 1998 to September 30, 1998 of HomeSide International, Inc.

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

      The  following   information  regarding  loan  production  activities  for
HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and nine months ended June 30, 1999, the period from February 11, 1998 to June 30, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 (in millions):

                                                                                                                 Predecessor
                         For the Three          For the Three         For the Nine       For the Period         For the Period
                          Months Ended          Months Ended          Months Ended      From February 11,      From September 1,
                         June 30, 1999          June 30, 1998        June 30, 1999      1998 to June 30,       1997 to February
                                                                                              1998                 10, 1998
                        -----------------    --------------------   -----------------  --------------------   --------------------
Correspondent                    $ 4,156                  $4,264            $ 14,750                $6,589                $ 6,280
Co-issue                           1,956                   1,139               3,871                 2,627                  2,907
Broker                               967                     709               3,217                 1,081                    609
                        -----------------    --------------------   -----------------  --------------------   --------------------
  Total wholesale                  7,079                   6,112              21,838                10,297                  9,796
Direct                               470                     255               1,153                   352                    193
                        -----------------    --------------------   -----------------  --------------------   --------------------
  Total production                 7,549                   6,367              22,991                10,649                  9,989
Bulk acquisitions                  4,665                  17,143              33,748                17,145                  1,465
                        -----------------    --------------------   -----------------  --------------------   --------------------
  Total production and
    Acquisitions                 $12,214                 $23,510             $56,739               $27,794                $11,454
                        =================    ====================   =================  ====================   ====================

      Total loan production, excluding bulk acquisitions, was $7.5 billion for the three months ended June 30, 1999 compared to $6.4 billion for the three months ended June 30, 1998, a 17% increase. Loan production was $23.0 billion for the nine months ended June 30, 1999, compared to $10.0 billion for the predecessor period from September 1, 1997 to February 10, 1998 combined with $10.6 billion for the period from February 11, 1998 to June 30, 1998. On an annualized basis, loan production increased 24% for the nine months ended June 30, 1999 from the predecessor period from September 1, 1997 to February 10, 1998 combined with the period from February 11, 1998 to June 30, 1998. The increases for the three and nine month periods ended June 30, 1999 were primarily due to increases in wholesale production. For the nine months ended June 30, 1999, HomeSide's correspondent lending, broker, and co-issue channels were the primary contributors to production volume. The correspondent lending channel volume decreased 3% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Correspondent lending volume increased 27% on an annualized basis for the nine months ended June 30, 1999 compared to the predecessor period from September 1, 1997 to February 10, 1998 combined with the period from February 11, 1998 to June 30, 1998. A major contributor to the increase was the addition of Bank One and People's Bank as Preferred Partners on June 5, 1998 and November 23, 1998, respectively. As Preferred Partners, Banc One and People's Bank will sell a significant portion of the residential mortgage loans they originate to HomeSide for five years. Another contributor to correspondent lending volume was the strategic alliance formed on June 15, 1999 between HomeSide Lending and Cendant Mortgage, one of the largest retail mortgage loan originators in the United States. Cendant Mortgage has agreed to sell up to $7 billion of servicing assets annually to HomeSide Lending for a five-year period.

         On May 29, 1998, HomeSide also purchased the operations of NationsBank's subsidiary Loan America, a national broker network. This purchase is contributing to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. The broker channel volume increased 36% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The broker channel increased 112% on an annualized basis for the nine months ended June 30, 1999 compared to the predecessor period from September 1, 1997 to February 10, 1998 combined with the period from February 11, 1998 to June 30, 1998.
      The interest rate environment has significantly affected the size of the mortgage origination market. When interest rates decline, increasing numbers of mortgagees refinance their loans. As a result, the mortgage origination market grows. During this period of high refinances, HomeSide has strived to keep production at a level which is sustainable should the market size return to 1997 and 1996 volumes. As an alternative, HomeSide has emphasized its acquisitions strategy to maintain and increase the servicing portfolio size during this period of relatively high portfolio runoff.

      As part of this acquisition strategy, HomeSide completed bulk acquisitions totaling $4.7 billion and $33.7 billion during the three and nine months ended June 30, 1999, respectively. Bulk acquisitions for the three months ended June 30, 1998 were $17.1 billion, including the acquisition of Bank One's $16.6 billion mortgage portfolio. For the predecessor period from September 1, 1997 to February 10, 1998 combined with the period from February 11, 1998 to June 30, 1998, bulk acquisitions were $18.6 billion. The increase in purchases is a continuation of HomeSide's targeted approach to grow the servicing portfolio. Included in these bulk acquisitions is the March 4, 1999 purchase of First Chicago NBD Mortgage Company's ("First Chicago") servicing portfolio. This bulk acquisition, which represents an expansion of HomeSide's strategic alliance with Bank One, increased HomeSide's servicing portfolio by approximately $18 billion. In addition, First Chicago has committed to sell the servicing rights associated with its residential mortgage originations to HomeSide on a flow basis. Also included in bulk acquisitions are $5 billion in mortgage loans purchased from People's Bank on November 23, 1998 and approximately $2.2 billion and $6.9 billion in mortgage loans purchased from Cendant Mortgage for the three and nine month periods ended June 30, 1999, respectively. Cendant Mortgage has agreed to sell $7 billion of its mortgage production to HomeSide each year and People's Bank, the largest mortgage lender in Connecticut, has also committed to sell its residential mortgage originations to HomeSide for five years.

   Servicing Portfolio

      Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $143 billion, HomeSide services the loans of approximately
1.7 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and nine months ended June 30, 1999, the three months ended June 30, 1998, the period from February 11, 1998 to June 30, 1998, and the predecessor period from September 1, 1997 to February 10, 1998 (in millions):

                                                                                                                   Predecessor
                             For the Three        For the Three        For the Nine       For the Period         For the Period
                              Months Ended        Months Ended         Months Ended      From February 11,      From September 1,
                             June 30, 1999        June 30, 1998       June 30, 1999      1998 to June 30,       1997 to February
                                                                                               1998                 10, 1998
                            -----------------  --------------------  -----------------  --------------------   --------------------
Balance at beginning of
  Period                           $ 139,653              $ 99,918           $115,800              $ 99,956                $96 554
   Additions                          12,214                23,510             56,739                27,794                 11,454
   Scheduled amortization                849                   663              2,401                   983                    973
   Prepayments                         7,807                 6,378             24,956                10,211                  6,403
   Foreclosures                          395                   385                988                   514                    370
   Sales of servicing                    195                   201              1,573                   241                    306
                            -----------------  --------------------   -----------------  --------------------  --------------------
       Total reductions                9,246                 7,627             29,918                11,949                  8,052
                            -----------------  --------------------  -----------------  --------------------   --------------------
Balance at end of period            $142,621             $ 115,801          $ 142,621             $ 115,801                $99,956
                            =================  ====================  =================  ====================   ====================

      The number of loans serviced at June 30, 1999 was 1,667,124 compared to 1,424,256 at June 30, 1998. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. For the three and nine months ended June 30, 1999, substantially all of the servicing portfolio is serviced on the proprietary system.


Results of Operations

For the three months ended June 30, 1999 compared to the three months ended June 30, 1998

   Summary

      HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased 3% to $23.7 million for the three months ended June 30, 1999 compared to $23.1 million for the three months ended June 30, 1998. Total revenues for the three months ended June 30, 1999 were $103.9 million compared to $96.2 million for the three months ended June 30, 1998, an 8% increase. The increases in net income and revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 were primarily attributable to increases in net mortgage origination revenue and net interest revenue. Net mortgage origination revenue increased primarily due to increased margins on loan production activities, increased mortgage loan production volumes, and gains on sales of reinstated early pool buyout loans. Net interest revenue increased due to increases in the balances of average interest-earning assets and as a result of reduced borrowing costs from improved credit ratings. Net servicing revenue increased 2% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, primarily due to an increase in the servicing portfolio, partially offset by an increase in amortization expense. The increased amortization expense resulted from an increase in the average balance of mortgage servicing rights. Total expenses increased as a result of expenses associated with the growing mortgage servicing portfolio.

    Net Servicing Revenue

      Net servicing revenue was $44.7 million for the three months ended June 30, 1999 compared to $43.9 million for the three months ended June 30, 1998, a 2% increase. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

     Mortgage servicing fees increased 38% to $163.5 million for the three months ended June 30, 1999 compared to $118.3 million for the three months ended June 30, 1998, primarily as a result of portfolio growth. The servicing portfolio increased $26.8 billion to $142.6 billion at June 30, 1999 compared to $115.8 billion at June 30, 1998, a 23% increase. A significant portion of this portfolio growth was due to the purchase of First Chicago NBD Mortgage Company's $18 billion servicing portfolio on March 4, 1999. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.47% and 7.76% at June 30, 1999 and June 30, 1998, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.465% for the three months ended June 30, 1999 compared to 0.450% for the three months ended June 30, 1998. The increase in the weighted average servicing fee was due to guaranteed servicing fees resulting from the termination agreement with NationsBank on their acquisition of Barnett.

     Amortization expense was $118.8 million for the three months ended June 30, 1999 compared to $74.5 million for the three months ended June 30, 1998, a 59% increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and lower interest rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue totaled $11.5 million for the three months ended June 30, 1999 compared to $9.2 million for the three months ended June 30, 1998, a 25% increase. The increase in net interest revenue was primarily due to increases in the average balances of loans held for sale and escrow deposits. Lower funding rates obtained through improved credit ratings also contributed to increases in net interest income. These increases were partially offset by an increase in interest expense to fund the growth of mortgage servicing assets.

Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $45.7 million for the three months ended June 30, 1999 compared to $34.3 million for the three months ended June 30, 1998, a 33% increase. This increase was primarily due to increased margins on loan production activities, increased mortgage loan production volumes, and gains on sales of reinstated early pool buyout loans.

   Other Income

       Other income for the three months ended June 30, 1999 was $2.1 million compared to $8.8 million for the three months ended June 30, 1998, a 76% decrease. The decrease was primarily due to the prior year recognition of income in relation to payments received for termination of the Preferred Seller arrangement with NationsBank that resulted from the NationsBank acquisition of Barnett.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $32.6 million for the three months ended June 30, 1999 compared to $29.4 million for the three months ended June 30, 1998, an 11% increase. The average number of full-time equivalent employees was 2,706 for the three months ended June 30, 1999 compared to 2,139 for the three months ended June 30, 1998. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased production volumes, and increased prepayment activity.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended June 30, 1999 was $6.9 million compared to $5.0 million for the three months ended June 30, 1998, a 38% increase. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

      The servicing losses on investor-owned loans and foreclosure-related expenses totaled $10.8 million for the three months ended June 30, 1999 compared to $8.4 million for the three months ended June 30, 1998. The increase was primarily due to the growth of the portfolio.

      Included in the balance of accounts payable and accrued liabilities at June 30, 1999 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.
        The following table sets forth HomeSide's delinquency and foreclosure experience:


                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                    June 30, 1999          June 30, 1998
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       3.20%                  3.38%
          60 days                                                                       0.59%                  0.69%
          90+ days                                                                      0.47%                  0.58%
                                                                                 --------------------    -------------------
               Total past due                                                           4.26%                  4.65%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.66%                   0.75
                                                                                 ====================    ===================


      As a result of a larger and more mature portfolio at June 30, 1999 compared to June 30, 1998, servicing losses on investor-owned loans and foreclosure-related expenses increased while servicing portfolio delinquencies decreased.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses were $15.5 million for the three months ended June 30, 1999, approximately equal to other expenses for the three months ended June 30, 1998. Goodwill amortization was $9.0 million and $8.9 million, respectively, for the three months ended June 30, 1999 and the three months ended June 30, 1998.


   Income Tax Expense

      HomeSide's income tax expense was $14.4 million for the three months ended June 30, 1999 compared to $14.8 million for the three months ended June 30, 1998. The effective income tax rates for the three month periods ended June 30, 1999 and June 30, 1998 were 49% and 51%, respectively.


Results of Operations

For the nine months ended June 30, 1999 compared to the period from February 11, 1998 to June 30, 1998 and the predecessor period from September 1, 1997 to February 10, 1998 combined

   Summary

      HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $70.8 million for the nine months ended June 30, 1999, an 11% annualized increase compared to $33.9 million for the period from February 11, 1998 to June 30, 1998 combined with $36.8 million for the predecessor period from September 1, 1997 to February 10, 1998. Net income after the goodwill amortization from the acquisition of HomeSide by the National for the nine months ended June 30, 1999 was $43.9 million. Total revenues for the nine months ended June 30, 1999 were $313.6 million compared to $140.8 million for the period from February 11, 1998 to June 30, 1998 and $134.7 million for the predecessor period from September 1, 1997 to February 10, 1998, a 26% annualized increase. The increases in net income, excluding goodwill amortization, and revenues for the nine months ended June 30, 1999 compared to the period from February 11, 1998 to June 30, 1998 combined with the predecessor period from September 1, 1997 to February 10, 1998 were primarily attributable to increases in net mortgage origination revenue and net interest revenue. Net mortgage origination revenue increased on an annualized basis primarily due to increased production volumes and margins on loan production activities. Net interest revenue increased on an annualized basis due to increases in the balances of average interest-earning assets and as a result of reduced borrowing costs from improved credit ratings. Net servicing revenue increased less than 1% on an annualized basis primarily due to an increase in amortization expense, offset by an increase in the servicing portfolio. Declining interest rates during most of the period increased mortgage prepayments speeds and consequently increased amortization expense. Amortization expense also increased as a result of a higher average balance in mortgage servicing rights. Total expenses increased on an annualized basis as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio and high loan prepayment activity.

    Net Servicing Revenue

      Net servicing revenue was $142.8 million for the nine months ended June 30, 1999 compared to $70.8 million for the period from February 11, 1998 to June 30, 1998 and $87.2 million for the predecessor period from September 1, 1997 to February 10, 1998, aproximately equal on an annualized basis. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

     Mortgage servicing fees increased 30% on an annualized basis to $442.1 million for the nine months ended June 30, 1999 compared to $182.6 million for the period from February 11, 1998 to June 30, 1998 combined with $194.7 million for the predecessor period from September 1, 1997 to February 10, 1998, primarily as a result of portfolio growth. The servicing portfolio increased $26.8 billion to $142.6 billion at June 30, 1999 compared to $115.8 billion at June 30, 1998, a 23% increase. A significant portion of this portfolio growth was due to the purchase of First Chicago NBD Mortgage Company's $18 billion servicing portfolio on March 4, 1999. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.47% and 7.76% at June 30, 1999 and June 30, 1998, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.467% for the nine months ended June 30, 1999 compared to 0.456% for the period from February 11, 1998 to June 30, 1998 and 0.451% for the predecessor period from September 1, 1997 to February 10, 1998. The increase in the weighted average servicing fee was due to guaranteed servicing fees as a result of the termination agreement with NationsBank on their acquisition of Barnett and a growth of ancillary revenues, including late fees and other mortgage related products.

      Amortization expense was $299.2 million for the nine months ended June 30, 1999 compared to $111.8 million for the period from February 11, 1998 to June 30, 1998 combined with $107.5 million for the predecessor period from September 1, 1997 to February 10, 1998, a 52% annualized increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and declining mortgage interest rates during most of the period. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue totaled $40.5 million for the nine months ended June 30, 1999 compared to $12.0 million for the period from February 11, 1998 to June 30, 1998 combined with $0.1 million for the predecessor period from September 1, 1997 to February 10, 1998. Increases in net interest revenue on an annualized basis were primarily due to increases in net interest earned on mortgage loans held for sale, escrow deposits, and early pool buyout advances. Lower funding rates obtained through improved credit ratings and the issue of medium-term notes and commercial paper also contributed to increases in net interest income. These increases were partially offset by an increase in interest expense to fund the growth of mortgage servicing assets.
    Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $125.6 million for the nine months ended June 30, 1999 compared to $48.6 million for the period from February 11, 1998 to June 30, 1998 combined with $46.7 million for the predecessor period from September 1, 1997 to February 10, 1998, a 46% annualized increase. This increase was due to increases in production volumes and margins due to a declining interest rate environment during most of the period.

   Other Income

       Other income for the nine months ended June 30, 1999 was $4.6 million compared to $9.4 million for the period from February 11, 1998 to June 30, 1998 combined with $0.6 million for the predecessor period from September 1, 1997 to February 10, 1998, a 49% annualized decrease. The annualized decrease was primarily due to volume decreases in real estate tax service fees.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $101.0 million for the nine months ended June 30, 1999 compared to $44.0 million for the period from February 11, 1998 to June 30, 1998 combined with $36.1 million for the predecessor period from September 1, 1997 to February 10, 1998, a 40% annualized increase. The average number of full-time equivalent employees was 2,616 for the nine months ended June 30, 1999 compared to 2,070 for the period from February 11, 1998 to June 30, 1998 and 1,848 for the predecessor period from September 1, 1997 to February 10, 1998. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the nine months ended June 30, 1999 was $20.0 million compared to $7.4 million for the period from February 11, 1998 to June 30, 1998 combined with $7.8 million for the predecessor period from September 1, 1997 to February 10, 1998, a 46% annualized increase. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

      The servicing losses on investor-owned loans and foreclosure-related expenses totaled $29.5 million for the nine months ended June 30, 1999 compared to $10.2 million for the period from February 11, 1998 to June 30, 1998 combined with $11.5 million for the predecessor period from September 1, 1997 to February 10, 1998. The increase was due to the growth of the portfolio and increased foreclosure losses.

      Included in the balance of accounts payable and accrued liabilities at June 30, 1999 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.



        The following table sets forth HomeSide's delinquency and foreclosure experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                       June 30, 1999       June 30, 1998
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       3.20%                  3.38%
          60 days                                                                       0.59%                  0.69%
          90+ days                                                                      0.47%                  0.58%
                                                                                 --------------------    -------------------
               Total past due                                                           4.26%                  4.65%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.66%                  0.75%
                                                                                 ====================    ===================


      As a result of a larger and more mature portfolio at June 30, 1999 compared to June 30, 1998, servicing losses on investor-owned loans and foreclosure-related expenses increased while servicing portfolio delinquencies decreased.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

      Other expenses, excluding goodwill amortization from the acquisition of HomeSide by National Australia Bank, were $47.9 million for the nine months ended June 30, 1999 compared to $23.7 million for the period from February 11, 1998 to June 30, 1998 combined with $19.1 million for the predecessor period from September 1, 1997 to February 10, 1998, a 24% annualized increase. This annualized increase was primarily due to increased production volumes. Goodwill amortization totaled $26.8 million for the nine months ended June 30, 1999, $13.9 million for the period from February 11, 1998 to June 30, 1998 and $0.3 million for the predecessor period from September 1, 1997 to February 10, 1998. The increase was due to the purchase of HomeSide by National Australia Bank on February 10, 1998.

   Income Tax Expense

      HomeSide's income tax expense was $44.4 million for the nine months ended June 30, 1999 compared to $21.6 million for the period from February 11, 1998 to June 30, 1998 and $23.3 million for the predecessor period from September 1, 1997 to February 10, 1998. The effective income tax rates for the nine months ended June 30, 1999 and the period from February 11, 1998 to June 30, 1998 were 50% and 52%, respectively. The effective income tax rate for the predecessor period from September 1, 1997 to February 10, 1998 was 39%. The increase from the predecessor period was due to the tax effects of goodwill as a result of the merger with the National.

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

     During the nine months ended June 30, 1999, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, Eurodollar futures, and interest rate swaps, caps, and swaptions to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

     As of June 30, 1999, deferred losses on risk management contracts resulted in net deferred hedge losses of $413.5 million which are included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the nine months ended June 30, 1999 is as follows (in thousands):

Net deferred hedge balance at September 30, 1998           $  389,572
Net deferred hedge loss                                      (800,410)
Amortization                                                 (  2,643)
                                                       ====================
Net deferred hedge balance at June 30, 1999                  (413,481)
                                                       ====================

    HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at June 30, 1999 was $(199.3) million. This amount is comprised of interest rate swaps, caps and swaptions with a fair value of $(233.1) million, partially offset by options on U.S. Treasury bonds and Eurodollars with a fair market value of $33.8 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheet. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts and Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts included in HomeSide's Form 10-K for the period from February 11, 1998 to September 30, 1998.

Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

Operations

     Net cash provided by operations for the three and nine months ended June 30, 1999 were $412.7 million and $1,030.6 million, respectively. Net cash provided by operations for the three months ended June 30, 1998 and the period from February 11, 1998 to June 30, 1998 were $379.5 million and $144.8 million, respectively. Net cash used in operations for the predecessor period from September 1, 1997 to February 10, 1998 was $157.7 million. Cash provided from servicing fee income, loan sales and principal repayments was partially offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

Investing

     Net cash used in investing activities for the three and nine months ended June 30, 1999 were $297.2 million and $1,150.5 million, respectively. Net cash used in investing activities for the three months ended June 30, 1998 and the period from February 11, 1998 to June 30, 1998 were $289.8 million and $516.7 million, respectively. Net cash used in investing activities for the predecessor period from September 1, 1997 to February 10, 1998 was $60.8 million. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Other assets decreased $28.6 million to $89.0 million at June 30, 1999 from $117.6 million at September 30, 1998 primarily as a result of a decreases in hedge assets. Accounts payable and accrued liabilities increased $359.4 million to $600.7 million at June 30, 1999 from $241.3 million at September 30, 1998, primarily as a result of an increase in hedge liabilities. Early pool buyout advances totaled $354.8 million at June 30, 1999 compared to $759.6 million at September 30, 1998 as a result of re-instatements and sales of advances to HomeSide Funding, Inc. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

    Net cash provided by financing activities for the three and nine months ended June 30, 1999 were $27.2 million and $283.6 million, respectively. Net cash used in financing activities for the three months ended June 30, 1998 was $86.4 million. Net cash provided by financing activities for the period from February 11, 1998 to June 30, 1998 was $357.2 million. Net cash provided by financing activities for the predecessor period from September 1, 1997 to February 10, 1998 was $250.6 million. Cash was provided by the issuance of commercial paper and medium-term notes, borrowings from the National, and borrowings on HomeSide's line of credit during the periods. Cash was used to repay borrowings from the National, commercial paper, borrowings on the line of credit and to pay dividends to the Parent.

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

Throughout all phases of the Year 2000 Program the goal of the Year 2000 teams is to complete all required work while minimizing disruption to the current service delivery levels of the Company. Central management of the project is executed using fully dedicated staff with high levels of subject matter knowledge. In order to speed the assessment and remediation aspects of the mainframe and client server IT projects, a factory philosophy was adopted using Paragon Computer Professionals, Inc. as the primary outsourcer. Contractors were used internally where subject matter expertise was not required.

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


The Company's Information Technology and Business Teams' assessment of the Company's systems and business processes for Year 2000 vulnerability included substantially all hardware and software systems, embedded systems, buildings and equipment, and business processes. The assessment also included a review of the Company's dependencies on third parties, including vendors, suppliers and customers.

The Company established in its Year 2000 Program certain key milestones and an internal timetable for the change to 2000 in line with or ahead of its regulator's suggested completion dates for core systems. These were:

o Assessment of substantially all systems and processes by July 31, 1998 - Completed;

o Remediation and internal testing of all mission critical applications by December 31, 1998 - Completed;

o End-to-end testing of all mission critical systems with material third parties by March 31, 1999 - Substantially completed by July 31, 1999;

o Remediation and testing of all non-mission critical systems by June 30, 1999 - Substantially completed; and

o clean management of all systems through 1999 - implemented throughout the Company.


End-to-End testing with material external parties is ongoing. As of March 31, 1999, HomeSide successfully completed the mandatory components of the MBA Year 2000 Readiness Test, including Fannie Mae, Freddie Mac and Ginnie Mae. Optional components of the MBA Year 2000 Readiness Test were substantially completed by June 30, 1999. As of June 30, 1999, End-to-End testing with material third parties was 91% complete. As of July 31, 1999, the most recent date for which information is available prior to this filing, End-to-End testing with material third parties was 97% complete.

The Company had initially established an internal milestone of March 31, 1999 for completion of End-to-End testing with material external parties. In addition, the Company's regulator established June 30, 1999 as its target date for completion of external testing with material third parties. The Company worked extensively with material external parties, including key vendors, suppliers and counter-parties, throughout the fourth quarter of 1998 and the first quarter of 1999 to produce test plans and prepare for End-to-End testing. Although substantially all test plans were produced and delivered to material external parties by March 31, 1999, delays in responses from them prevented the Company from achieving its March 31, 1999 milestone. Many of the Company's material external parties are vendors and suppliers. The Company recognized that many of our key vendors have regulatory requirements and material third party dependencies of their own, and that those requirements and dependencies had to be prioritized above testing with the Company. The Company values its relationships with its key vendors and has worked with them to accommodate their competing priorities even those that necessitated extending the Company's own date for this milestone. Although the Company failed to meet its original target of completing End-to-End testing with material third parties by March 31, 1999, the Company had substantially completed such testing by the June 30, 1999 regulatory deadline. The incomplete End-to-End testing items are not mission critical.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). As to these two systems, as of June 30, 1999, external testing was 96% complete. As to these two systems, as of July 31, 1999, the most recent date for which information is available prior to this filing, external testing was 100% complete. As of June 30, 1999, external testing was 82% complete as to all other systems and applications. As of July 31, 1999, the most recent date for which information is available prior to this filing, external testing was 91% complete as to all other systems and applications.

The Company's Year 2000 Program also addresses end-user computing issues presented by the Year 2000 change. As to end-user computing issues (systems and business processes other than information technology systems), as of December 31, 1998, assessment was 100% complete, and as of June 30, 1999, remediation was 100% complete, testing and implementation were each 95% complete and check-off was 90% complete. As of July 31, 1999, the most recent date for which information is available prior to this filing, testing, implementation and check-off were each 97% complete. The Company had originally set a target date of June 30, 1999 for completion of testing, implementation and check-off for its end-user computing issues. However, testing and implementation of certain ad hoc decision support applications was adversely impacted by a change in processing environment. The incomplete end user computing items are not mission critical.

For the remainder of 1999, the emphasis of the Company's Year 2000 Program will be continued assurance testing, finalization and refinement of business continuity plans and transition plans, clean management of systems and processes, and monitoring of Year 2000 readiness efforts by the Company's customers, vendors and other third parties with whom the Company has relationships. Clean management of systems involves developing and implementing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment once Check-Off has been completed. The Company has developed and implemented a Clean Management Strategy on a Company-wide basis.

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

The Company is conducting ongoing reviews of the Year 2000 efforts of its mission critical vendors, customers and service providers. The Company has identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company is targeting these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process is ongoing.

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

Cost of Year 2000 Efforts. The Company acknowledges that work needs to be carried out in virtually all aspects of its business to ensure that the Company successfully manages the change to 2000. As previously disclosed, the Company presently estimates these costs to total approximately $13.5 million.

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

Through June 30, 1999, the Company had expended approximately $9.2 million of its total Year 2000 budget. Through July 31, 1999, the most recent date for which information is available prior to this filing, the Company had expended approximately $9.7 million of its total Year 2000 budget.

The Company anticipates significant expenditures associated with employee retention efforts, continued testing, clean management of systems, business continuity and transition planning and maintenance of its Year 2000 Program Office through March 31, 2000. In addition, the Company anticipates significant expenditures in the fourth calendar quarter of 1999 associated with proactive communications to its customers. The Company has allocated $1.7 million of its total Year 2000 budget to transition management during the period of 1 June, 1999 through January 31, 2000. Additional expenses will be incurred through March 31, 2000.

The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation is operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended June 30, 1999, was approximately 14%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

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


Risks. The Company's risk management office is actively involved in the Company's Year 2000 Program. The most reasonably likely worst case Year 2000 scenario, disregarding the Company's remediation efforts and contingency planning, is: (i) a failure in its loan servicing software and/or systems, or
(ii) a failure by one of the Company's key third party providers. Either such failure would result in material disruption in the Company's operations possibly preventing it from discharging its contractual obligations to service mortgage loans in an accurate and timely fashion. The consequences of such disruption could include, among other things, revocation of the Company's status as an FHA/VA approved lender/servicer or Ginnie Mae/Fannie Mae/Freddie Mac approved seller/servicer, incorrect processing and/or reporting of payments to consumers and investors, a material loss of revenue, and litigation with third parties alleging losses related to servicing failure.

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

These contingency plans have been developed for individual applications, systems and business processes. Individual departments within the Company, including information technology, acting under the supervision and direction of the Year 2000 Program Enterprise team, have (a) identified applicable Year 2000 events and threats, (b) considered the likelihood of occurrence, (c) determined the severity of impact of such events and threats, and (d) created preventive and continuity plans to address such events and threats. Although the contingency plans vary by application, system and business process, each of the Company's contingency plans include: identification of the Company's systems and third party risks that the plan addresses; an analysis of strategies and available resources to restore and continue operations; and a recovery and continuity program that identifies participants, processes, and significant resources required. Contingency plans include: identifying alternate providers and locking them in contractually as applicable; securing redundant telecommunications resources; stockpiling of critical supplies; developing manual procedures to replace automated procedures; altering delivery schedules for certain reports and services to avoid the rollover period. Alternate providers are not available for those key third parties identified above as the Company's sole providers of certain services. As to those providers, the Company has in each case reviewed and approved the Year 2000 contingency plans adopted by those third parties. In the event of a failure in those third parties' contingency plans, the Company is prepared, as an additional contingency, to terminate its contract with any non-compliant provider and take over the performance of those services in-house. In that regard, it should be noted that the Company retains control of the data essential to the provision of these services.

The Company's contingency plans have been reviewed and approved by the Company's Program Office and executive management and, where possible, are being tested. Testing of the Company's continuity plans is scheduled for completion by August 31, 1999. Given the potential scope of Year 2000 events, it is possible that despite considerable planning, the Company's business continuity plans for the date change to 2000 may only assist in the reduction of the degree of disruption rather than its avoidance.


Transition Planning. Transition planning is concerned with identifying and preparing for specific issues and risks associated with the period of October 1, 1999 through March 31, 2000. The Company has developed a corporate-wide Transition Strategy. The objective of the Company in transition planning is to ensure a Company-wide capability to manage internal and externally generated events as and when they might arise. Transition plans for the century rollover and beyond are targeted for completion by September 30, 1999. The Company is planning a "dress rehearsal" to test its Transition capabilities for early fourth quarter 1999.

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


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following document is filed as a part of this Report:

Number            Description

10.1 First Amendment dated June 22, 1999 to Unsecured Revolving Credit Agreement dated June 23, 1998 between HomeSide Lending, Inc. and National Australia Bank Limited

10.2 Amended and Restated Renewal Promissory Note dated June 22, 1999 between HomeSide Lending, Inc. and National Australia Bank Limited

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

                            HomeSide International, Inc.
                            (Registrant)

Date: August 13, 1999       By:   /s/_________________________
                                  Joe K. Pickett
                                  Chairman of the Board, Chief Executive Officer
                                  and Director (Principal Executive Officer)

Date: August 13, 1999       By:  /s/__________________________
                                 W. Blake Wilson
                                 Vice President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)