Form 10-Q
period 1999-12-31
HOMESIDE INTERNATIONAL INC
filed 2000-02-14
CIK 1016628

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

           Class                                Outstanding at February 14, 2000

Common stock $0.01 par value                                 1
Class C non-voting common stock $1.00 par value             none













                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in Thousands, Except Share Data)

                                                                                     December 31, 1999      September 30, 1999
                                                                                   ----------------------   ----------------------
ASSETS

Cash and cash equivalents                                                                     $  606,021               $  202,859
Mortgage loans held for sale, net                                                              1,180,228                1,292,562
Mortgage servicing rights, net                                                                 3,907,681                3,488,957
Early pool buyout advances                                                                       240,063                  335,059
Accounts receivable, net                                                                         288,998                  255,759
Premises and equipment, net                                                                       71,114                   67,900
Goodwill, net                                                                                    654,719                  663,729
Other assets                                                                                      85,973                   84,530
                                                                                   ----------------------   ----------------------
Total Assets                                                                                  $7,034,797               $6,391,355
                                                                                   ======================   ======================

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                                      $  800,491               $  666,442
Notes payable                                                                                  3,411,258                2,899,304
Long-term debt                                                                                 1,329,664                1,331,292
Deferred income taxes, net                                                                       225,672                  220,775
                                                                                   ----------------------   ----------------------
Total Liabilities                                                                              5,767,085                5,117,813
                                                                                   ----------------------   ----------------------

Stockholder's Equity:
Common stock:
     Common stock, $.01 par value, 100 shares authorized and 1 share issued and
         outstanding                                                                                -                        -
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized, and 0 shares issued and outstanding                                            -                        -
Additional paid-in capital                                                                     1,231,302                1,231,302
Retained earnings                                                                                 36,410                   42,240
                                                                                   ----------------------   ----------------------
Total Stockholder's Equity                                                                     1,267,712                1,273,542
                                                                                   ----------------------   ----------------------
Total Liabilities and Stockholder's Equity                                                    $7,034,797               $6,391,355
                                                                                   ======================   ======================







   The accompanying notes are an integral part of these financial statements.


                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                       For the Three          For the Three
                                                       Months Ended           Months Ended
                                                     December 31, 1999      December 31, 1998
                                                     ------------------    --------------------
REVENUES:

Mortgage servicing fees                                      $171,198                $134,177
Amortization of mortgage servicing rights                     (97,528)                (83,658)
                                                     ------------------    --------------------
    Net servicing revenue                                      73,670                  50,519

Interest income                                                36,165                  46,175
Interest expense                                              (35,572)                (32,334)
                                                     ------------------    --------------------
    Net interest revenue                                          593                  13,841

Net mortgage origination revenue                               17,008                  38,286
Other income                                                      863                   1,786
                                                     ------------------    --------------------
    Total Revenues                                             92,134                 104,432


EXPENSES:

Salaries and employee benefits                                  29,818                  34,514
Occupancy and equipment                                          8,550                   6,447
Servicing losses on investor-owned loans
   and foreclosure-related expenses                              8,368                   9,784
Goodwill amortization                                            9,010                   8,919
Other expenses                                                  13,325                  16,458
                                                     ------------------    --------------------
    Total Expenses                                              69,071                  76,122

Income before income taxes                                      23,063                  28,310
Income tax expense                                               4,893                  14,519
                                                     ------------------    --------------------

Net income                                                     $18,170                 $13,791
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



                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                      For the Three          For the Three
                                                                       Months Ended           Months Ended
                                                                    December 31, 1999       December 31, 1998
                                                                    -------------------   ---------------------
CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

Net income                                                                    $ 18,170                $ 13,791
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of mortgage servicing rights                                     97,528                  83,658
  Depreciation and amortization                                                 11,483                   9,537
  Servicing losses on investor-owned loans                                       2,530                   3,673
  Change in deferred income tax liability                                        4,897                  15,294
  Origination, purchase and sale of loans held for sale, net of
    repayments                                                                 112,334                (167,992)
  Change in accounts receivable                                                (35,769)                  4,442
  Change in other assets and accounts payable and accrued
    liabilities                                                                 (8,639)                 57,916
                                                                    -------------------   ---------------------
Net cash provided by operating activities                                      202,534                  20,319

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                         (6,251)                (6,457)
Acquisition of mortgage servicing rights                                      (234,919)              (254,234)
Net purchase of risk management contracts                                     (138,807)              (220,933)
Net early pool buyout reimbursements                                            94,996                272,552
                                                                    -------------------   ---------------------
Net cash used in investing activities                                         (284,981)              (209,072)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net borrowings from (repayments to)  banks                                     494,599             (1,031,899)
Issuance of commercial paper, net of repayments                                 17,354              1,308,367
Payment of debt issue costs                                                    (2,123)                   -
Repayment of long-term debt                                                      (221)                   (182)
Dividends paid to the Parent                                                  (24,000)                (30,533)
                                                                    -------------------   ---------------------
Net cash provided by financing activities                                      485,609                245,753
Net increase in cash and cash equivalents                                      403,162                  57,000
Cash and cash equivalents at beginning of period                               202,859                  35,008
                                                                    -------------------   ---------------------
Cash and cash equivalents at end of period                                    $606,021                $ 92,008
                                                                    ===================   =====================

Supplemental disclosure of cash flow information:
Interest paid                                                                 $ 38,699                $ 38,136
Income taxes paid                                                             $   -                   $ 14,953








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

Operating results for the three months ended December 31, 1999 and the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 1999 of HomeSide International, Inc.

2.       CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. At December 31, 1999, margin deposits amounted to approximately $318.7 million.

3.       MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 1999                  $3,488,957
Additions                                       234,919
Deferred hedge loss                             281,333
Amortization                                    (97,528)
                                          -----------------
Balance, December 31, 1999                   $3,907,681
                                          =================

4.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                    Total Outstanding       At Period End       During the Period

Floating Rate Notes                                    $    230,000             6.26%                 5.96%
Commercial Paper                                          1,181,258             6.16%                 5.69%
National Australia Bank unsecured facility                2,000,000             6.20%                 5.78%
                                                  ----------------------
  Total, December 31, 1999                             $  3,411,258
                                                  ======================

Floating Rate Notes                                    $    230,000             5.67%                 5.67%
Commercial Paper                                          1,163,903             5.57%                 5.12%
National Australia Bank unsecured facility                1,505,401             5.46%                 5.22%
                                                  ----------------------
  Total, September 30, 1999                            $  2,899,304
                                                  ======================


On August 16, 1999, HomeSide issued $230.0 million in floating rate notes (the "Floating Rate Notes") due August 16, 2000. Interest is payable quarterly in arrears on February 16, May 16, and August 16, 2000. The floating Rate Notes are unsecured obligations of HomeSide and rank equally with all other unsecured and unsubordinated indebtedness of HomeSide. The per annum interest rate on the Floating Rate Notes is equal to the three-month LIBOR, reset quarterly, plus twenty basis points, or 0.20%. The weighted average interest rate on Floating Rate Notes during the three months ended December 31, 1999 was 5.96%

On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At December 31, 1999, a total of $1.2 billion of commercial paper was outstanding. The weighted average interest rate on commercial paper outstanding during the three month period ended December 31, 1999 was 5.69%.

On October 18, 1999, HomeSide entered into a $2.0 billion revolving credit facility (the "Independent Bank Credit Facility") with an independent syndicate of banks. This agreement replaces HomeSide's previous bank credit facility. Borrowings under the Independent Bank Credit Facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the prime rate or various federal fund rates plus an applicable margin, or (iii) various federal fund rates plus an applicable margin. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program. At December 31, 1999, there was no balance outstanding under this credit line.

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of December 31, 1999, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR-based borrowings, the interest rate is charged at the corresponding LIBOR rate. At December 31, 1999, the amount outstanding under this credit facility totaled $2.0 billion. The weighted average interest rate on outstanding borrowings under this credit facility during the three month periods ended December 31, 1999 and 1998 were 5.78% and 5.22%, respectively.

5.       LONG-TERM DEBT

11.25 % Notes

On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at December 31, 1999 was $130.0 million. The balance of the Parent Notes at December 31, 1999, including the fair value adjustment resulting from the merger with the National, was $145.7 million.

Medium-term notes

As of December 31, 1999, outstanding medium-term notes issued by HomeSide Lending under a $2.568 billion shelf registration statement were as follows (in thousands):

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
                              ===========================

At December 31, 1999, the total amount of medium-term notes outstanding was $1,160 million, made up of $185 million of floating-rate notes and $975 million of fixed-rate notes that have been converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term borrowings issued for the three months ended December 31, 1999, including the effect of the interest rate swap agreements, was 5.87%.

The balance of the medium-term notes at December 31, 1999, including the fair value adjustment resulting from the merger with the National, was $1.2 billion, of which $0.3 billion is current.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at December 31, 1999, including the fair value adjustments resulting from the merger with the National, was $23.2 million.

6.       NEW ACCOUNTING STANDARDS

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

10.      DIVIDENDS

On October 20, 1999, the Company paid dividends to the Parent in the amount of $24.0 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

HomeSide International, Inc. ("HomeSide" or the "Company"), through its wholly-owned operating subsidiary HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. The Company is the successor to HomeSide, Inc. ("HomeSide, Inc. Predecessor"). On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. Predecessor and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. Predecessor was formed through the acquisition of the mortgage banking operations of BankBoston, N.A. ("BBMC Predecessor" to HomeSide, Inc. Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc.

HomeSide's  strategy  emphasizes  variable cost mortgage  origination,  low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 7th largest originator and the 7th largest servicer in the United States at December 31, 1999, based on data published by Inside Mortgage Finance.

HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing relationships with Banc One Mortgage Corporation ("Banc One"), People's Bank, and Cendant Mortgage Company ("Cendant").

Operating results for the three month periods ended December 31, 1999 and December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 1999 of HomeSide International, Inc.

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

   Loan Production Activities

HomeSide participates in several origination channels, with a focus on wholesale origination (correspondent, co-issue, and broker). HomeSide's other origination channels include telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. By focusing on production channels with a variable cost structure, HomeSide eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost origination overhead, HomeSide is well positioned to weather a variety of interest rate environments.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three month periods ended December 31, 1999 and December 31, 1998 (in millions):

                                   For the Three           For the Three
                                   Months Ended            Months Ended
                                 December 31, 1999       December 31, 1998

                                --------------------    --------------------
Correspondent                               $ 2,563                  $5,298
Co-issue                                      2,430                     872
Broker                                          469                   1,090
                                --------------------    --------------------
  Total wholesale                             5,462                   7,260
Direct                                          147                     323
                                --------------------    --------------------
  Total production                            5,609                   7,583
Bulk acquisitions                             4,558                   7,046
                                --------------------    --------------------
  Total production and
    Acquisitions                            $10,167                 $14,629
                                ====================    ====================

Total loan production, excluding bulk acquisitions, was $5.6 billion for the three months ended December 31, 1999 compared to $7.6 billion for the three months ended December 31, 1998, a 26% decrease. The decrease was primarily due to an increase in interest rates which resulted in a decrease in the size of the mortgage origination market.

When interest rates rise, loan production decreases as fewer mortgagees refinance their loans. Refinances were 21% of HomeSide's production volume for the quarter ended December 31, 1999, compared to 64% for the quarter ended December 31, 1998.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. During the quarter, HomeSide continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and expansion of its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of the Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 38% of HomeSide's production volume for the quarter. HomeSide completed bulk acquisitions totaling $4.6 billion and $7.0 billion during the three month periods ended December 31, 1999 and 1998, respectively.

   Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $151 billion, HomeSide services the loans of approximately
1.7 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three month periods ended December 31, 1999 and December 31, 1998 (in millions):

                                   For the Three          For the Three
                                   Months Ended            Months Ended
                                 December 31, 1999       December 31, 1998
                                 ------------------      -----------------
Balance at beginning of
  Period                                 $ 145,552              $ 115,800
   Additions                                10,157                 13,668
   Scheduled amortization                    1,038                    772
   Prepayments                               3,690                  9,586
   Foreclosures                                246                    313
                                 ------------------      -----------------
       Total reductions                      4,974                 10,671
                                 ------------------      -----------------
Balance at end of period                 $ 150,735              $ 118,797
                                 ==================      =================

The number of loans serviced at December 31, 1999 was 1,706,806 compared to 1,426,822 at December 31, 1998. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. At December 31, 1999, substantially all of the servicing portfolio was serviced on the proprietary system.

Results of Operations

For the three months ended December 31, 1999 compared to the three months ended December 31, 1998

   Summary

HomeSide's net income increased 32% to $18.2 million for the three months ended December 31, 1999 compared to $13.8 million for the three months ended December 31, 1998. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased 19% to $27.1 million for the three months ended December 31, 1999 compared to $22.7 million for the three months ended December 31, 1998. Total revenues for the three months ended December 31, 1999 were $92.1 million compared to $104.4 million for the three months ended December 31, 1998, a 12% decrease. An increase in net servicing revenue was offset by decreases in net interest revenue, net mortgage origination revenue and other income. Net servicing revenue increased 46% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998, primarily due to an increase in the servicing portfolio. Net interest revenue decreased due to increased funding necessary to support increased mortgage servicing assets and a decreased average balance of interest-earning assets. Net mortgage origination revenue decreased due to the increase in interest rates which resulted in decreased production volumes and pricing competition. Total expenses decreased as a result of a decrease in production related expenses associated with a decline in refinance activity and a decrease in servicing related expenses associated with a decline in prepayment activity. Income tax expense decreased as a result of a decrease in the effective income tax rate caused by a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates.

Net Servicing Revenue

Net servicing revenue was $73.7 million for the three months ended December 31, 1999 compared to $50.5 million for the three months ended December 31, 1998, a 46% increase. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 28% to $171.2 million for the three months ended December 31, 1999 compared to $134.2 million for the three months ended December 31, 1998, primarily as a result of portfolio growth. The servicing portfolio increased $31.9 billion to $150.7 billion at December 31, 1999 compared to $118.8 billion at December 31, 1998, a 27% increase. The portfolio growth is primarily due to loan production, bulk acquisitions, and a decrease in mortgage loan prepayments as fewer mortgagees refinance their loans. A significant portion of this portfolio growth was also due to the purchase of First Chicago NBD Mortgage Company's $18 billion servicing portfolio on March 4, 1999. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.45% and 7.65% at December 31, 1999 and December 31, 1998, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.467% for the three months ended December 31, 1999 compared to 0.463% for the three months ended December 31, 1998. The increase in the weighted average servicing fee was due to a change in the mix such that the portfolio is made up of loans with higher service fees.

Amortization expense was $97.5 million for the three months ended December 31, 1999 compared to $83.7 million for the three months ended December 31, 1998, a 16% increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights during the quarter. This increase was partially offset by the effects of rising mortgage interest rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. An increase in mortgage interest rates results in a decrease in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and, accordingly, lower amortization expense.

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

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. As interest rates rise, fewer borrowers refinance their mortgages, resulting in a decrease in the mortgage origination market. Lower loan production volumes result in lower average balances of loans held for sale and consequently lower levels of interest income from interest earned on such loans prior to their sale. This lower level of interest income due to decreased volumes is partially offset by the higher rates earned on the loans.

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

Net interest revenue totaled $0.6 million for the three months ended December 31, 1999 compared to $13.8 million for the three months ended December 31, 1998. The decrease in net interest revenue was primarily due to a decrease in interest income earned on loans held for sale as a result of lower average balances and a narrowing of the spread between short-term and long-term interest rates. Interest credits earned on custodial balances decreased due to lower prepayment activity. In addition, interest expense increased due to the funding of higher mortgage servicing assets.

   Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $17.0 million for the three months ended December 31, 1999 compared to $38.3 million for the three months ended December 31, 1998. The decrease was primarily due to a decrease in production volumes resulting from the rising interest rate environment. Higher interest rates have also sparked fierce pricing competition for mortgage production as some mortgage originators have reduced their pricing margins in order to fill capacity.

   Other Income

Other income for the three months ended December 31, 1999 was $0.9 million compared to $1.8 million for the three months ended December 31, 1998, a 50% decrease. The decrease was due to volume decreases in real estate tax service fees.

   Salaries and Employee Benefits

Salaries and employee benefits expense was $29.8 million for the three months ended December 31, 1999 compared to $34.5 million for the three months ended December 31, 1998, a 14% decrease. The average number of full-time equivalent employees was 2,551 for the three months ended December 31, 1999 compared to 2,496 for the three months ended December 31, 1998. The decrease in salaries and employee benefits is primarily attributable to decreases in incentives and temporary staffing as a result of the decrease in production volumes and decreased prepayment activity.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended December 31, 1999 was $8.6 million compared to $6.4 million for the three months ended December 31, 1998, a 34% increase. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $8.4 million for the three months ended December 31, 1999 compared to $9.8 million for the three months ended December 31, 1998. The decrease was primarily attributable to the Company's Early Pool Buyout Program. As HomeSide sells mortgage loans to HomeSide Funding, Inc., HomeSide no longer incurs credit related expenses associated with the transferred loans.

Included in the balance of accounts payable and accrued liabilities at December 31, 1999 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                  December 31, 1999      December 31, 1998
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       3.37%                  3.84%
          60 days                                                                       0.62%                  0.78%
          90+ days                                                                      0.59%                  0.72%
                                                                                 --------------------    -------------------
               Total past due                                                           4.58%                  5.34%
                                                                                 ====================    ===================
          Foreclosures pending                                                          0.55%                  0.73%
                                                                                 ====================    ===================

   Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $13.3 million for the three months ended December 31, 1999, compared to $16.5 million for the three months ended December 31, 1998, a 19% decrease. The decrease is primarily due to a decrease in expenses associated with decreased production volumes and a decrease in prepayment activity. Goodwill amortization was $9.0 million and $8.9 million, respectively, for the three month periods ended December 31, 1999 and December 31, 1998.

   Income Tax Expense

HomeSide's income tax expense was $4.9 million for the three months ended December 31, 1999 compared to $14.5 million for the three months ended December 31, 1998. The effective income tax rates for the three month periods ended December 31, 1999 and December 31, 1998 were 21% and 51%, respectively. The decrease in the effective income tax rate was due to a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates. In the current interest rate environment, this trend is expected to continue.

Risk Management Activities

HomeSide has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated loan prepayment speeds, which are mainly influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide expects to receive from servicing such loans is reduced. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase.

During the three months ended December 31, 1999, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond futures, options on Eurodollar futures, swaptions, interest rate swap cap structures and mortgage pass-throughs to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

At December 31, 1999, deferred losses on risk management contracts resulted in net deferred hedge losses of $760.8 million which were substantially offset by changes in the value of mortgage servicing rights and included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the three months ended December 31, 1999 is as follows (in thousands):

 Net deferred hedge balance at September 30, 1999             $  (494,743)
 Net deferred hedge loss                                         (281,333)
 Amortization                                                      15,230
                                                             ------------------
 Net deferred hedge balance at December 31, 1999              $  (760,846)
                                                             ==================

HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at December 31, 1999 was $(445.3) million. This amount is comprised of interest rate swaps, caps and swaptions with a fair value of $(481.4) million, partially offset by options on U.S. Treasury bond and note futures, options on Eurodollar futures, and mortgage pass-throughs with a fair market value of $36.1 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheet. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts and Notes 12 and 13 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts included in HomeSide's Form 10-K for the fiscal year ended September 30, 1999.

Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, floating-rate notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide retained excess cash at December 31, 1999 in order to mitigate the risk that the Company might not have been able to borrow funds during the beginning of calendar 2000 as a result of potential complications associated with the change to Year 2000. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

Operations

Net cash provided by operations for the quarter ended December 31, 1999 was $202.5 million. Net cash provided by operations for the quarter ended December 31, 1998 was $20.3 million. Cash provided from servicing fee income, loan sales and principal repayments was partially offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Increases in long-term interest rates generally result in lower loan refinancing activity, which results in lower cash demands to meet loan production levels.

Investing

Net cash used in investing activities for the quarter ended December 31, 1999 was $285.0 million. Net cash used in investing activities for the quarter ended December 31, 1998 was $209.1 million. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash provided by financing activities for the quarters ended December 31, 1999 and 1998 were $485.6 million and $245.8 million, respectively. Cash was provided by borrowings from the National and the issuance of commercial paper. Cash was used to repay borrowings from the National, commercial paper, payment of debt issue costs, and to pay dividends to the Parent.

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

Year 2000

General. In common with many business users of computers around the world, the Company established a program designed to minimize the impact of the change to 2000 (including Leap Day 2000) on the Company and its customers. The Board of Directors made the work associated with the change to 2000 a key priority for management. As of the date of this filing, the Company has encountered no Year 2000 issue that has impacted customer service levels and is conducting business as usual. The Company experienced a few minor Year 2000-related incidents, all of which were corrected prior to any disruption in customer service. However, there remains the possibility of isolated issues throughout the first quarter of 2000, particularly over Leap Day. For this reason, HomeSide's Year 2000 Program continues through March 31, 2000.

The Company uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by the Company, software and systems purchased from outside vendors and software and systems used by the Company's third party providers. The Company recognized that the Year 2000 issue is one of the most complex data processing problems faced by businesses worldwide. As the Company approached the century change, its primary objective was to maintain "business as usual."

The  Company  began  its   information   technology  Year  2000  assessment  and
remediation efforts in the third quarter of calendar year 1996 under the sponsorship of its executive management. A formal, enterprise-wide program commenced in January 1998. The Year 2000 issue was identified as a top priority. The Company's executive management and Board of Directors were provided with frequent detailed updates. The Company dedicated resources to assess, repair and test programs, applications, equipment and facilities. The Company established a Year 2000 Program Office that coordinated the preparations for the change to 2000 with each business unit throughout the Company.

The Company's program involved an extensive review of its own operations and scoping the work that needed to be completed to minimize any potential impact. This included reviewing the possible effects on the Company arising out of how third parties manage their transition to 2000. The work demonstrated that there were two possible key impacts:

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

The Company's strategy for addressing Year 2000 focused on four teams, which together addressed all aspects of the Company's business. The Information Technology team addressed all of the Mainframe, LAN and client server applications. The End User Computing (or Business) team addressed the business risks within each of the operating departments, including facilities' risk. This area of the strategy involved the greatest concentration of embedded chips. The Enterprise team addressed the corporate-wide risks posed by the Year 2000, including business continuity planning to be implemented by individual business units. Finally, the Year 2000 Program Office coordinated the Company's Year 2000 readiness efforts and was responsible for communications, vendor management, project documentation and reporting. The Company's Year 2000 Program Office and overall Year 2000 Program are managed by a Year 2000 Program Director whose full-time resources and responsibilities are dedicated to this effort under the sponsorship of the President and Chief Operating Officer and the Chief Information Officer.

Throughout all phases of the Year 2000 Program the goal of the Year 2000 teams was to complete all required work while minimizing disruption to the current service delivery levels of the Company. Central management of the project was executed using fully dedicated staff with high levels of subject matter knowledge. In order to speed the assessment and remediation aspects of the mainframe and client server IT projects, a factory philosophy was adopted using Paragon Computer Professionals, Inc. as the primary outsourcer. Contractors were used internally where subject matter expertise was not required.

State of Readiness. The Company's approach to preparing for the change to 2000 included a standard set of methods and tools, customized as applicable to each team, to coordinate and drive the project to completion. The approach consisted of six phases:

     1. Assessment - Defining each system and process to determine if there are date dependencies and how to resolve them. For business continuity purposes, assessment included identifying event and dependency risk.

     2. Remediation - Implementing the steps identified in the assessment phase, including code remediation and development of contingency plans.

     3.   Testing -  Developing  and  implementing  test plans to  determine  if
          remediated  code  was  correct  and  assurance   testing  of  business
          continuity plans.

     4. Implementation - Moving all approved changes from testing into production and execution of contingency plans as was required.

     5.   Check-Off  -  Formally   acknowledging  that  each  process  has  been
          implemented and is functioning correctly.

     6. Clean Management - Employing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment, once Check-Off was completed.

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


All End-to-End testing, with material external parties and others, was successfully completed. As of March 31, 1999, HomeSide successfully completed the mandatory components of the MBA Year 2000 Readiness Test, including Fannie Mae, Freddie Mac and Ginnie Mae. Optional components of the MBA Year 2000 Readiness Test were substantially completed by June 30, 1999.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). As to these two systems, assessment, remediation, testing, implementation and check-off were completed on time, the systems were returned to production and clean management procedures were implemented.

The Company's Year 2000 Program also addressed end-user computing issues presented by the Year 2000 change. As to end-user computing issues (systems and business processes other than information technology systems), assessment, remediation, testing, implementation and check-off were completed on time and clean management procedures were implemented.

Since September 30, 1999, the emphasis of the Company's Year 2000 Program was on continued assurance testing, finalization, refinement and testing of transition plans, monitoring of Year 2000 readiness efforts by the Company's customers, vendors and other third parties with whom the Company has relationships, and clean management of systems and processes. The Company successfully developed and implemented a Clean Management Strategy on a Company-wide basis.

The Company was concerned that third parties on which the Company relies would not complete their Year 2000 programs on time or that Year 2000 failures by such third parties would have a material adverse effect on the Company's results of operations. The Company conducted ongoing reviews of the Year 2000 efforts of its mission critical vendors, customers and service providers. As of the date of filing, the Company has not experienced any material disruptions in service from any of its vendors, customers or service providers as a result of Year 2000 issues.

The Company conducted ongoing reviews of the Year 2000 efforts of its mission critical vendors, customers and service providers through December 31, 1999. The Company identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company targeted these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process will continue into the first quarter of 2000.

The Company was successful in negotiating Year 2000 amendments to its contracts with several mission critical vendors. These amendments contain representations and warranties by the vendors as to their state of readiness to meet the Year 2000 challenge and indemnification and other remedies in favor of the Company in the event the Company suffered a loss because the vendor did not successfully manage the change to 2000.

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

As part of the Company's Transition planning and overall Year 2000 Program, the Company established a moratorium period using a scaled implementation plan to restrict the introduction of minor, significant and major changes to systems or business processes. The moratorium period will not impair the Company's ability to conduct its core businesses and meet the needs of its customers. The Company's Year 2000 Program will continue until the end of March 2000. Activities planned for the first quarter of 2000 include:

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

While working to ensure that the Company's primary objective of business as usual before, during and through 2000 is achieved, there can be no guarantee that its Year 2000 program will be successful in all respects or that the date change from 1999 to 2000 or Leap Day 2000 will not materially affect the Company's business in some form.

Contingency Planning. The Company's Year 2000 Program is based on the assumption that 100% impact coverage is neither feasible nor practical. It is possible that the Company or third parties on which the Company depends may have unplanned system difficulties during the transition through 2000 or Leap Day, or that third parties may not successfully manage the change to 2000 or Leap Day;
therefore, an integral part of the Company's Year 2000 Program is the development of contingency plans in anticipation of systems or third party failure.

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

The Company's contingency plans have been reviewed and approved by the Company's Program Office and executive management and, where possible, tested. Assurance testing of the Company's continuity plans was completed by September 30, 1999. Given the potential scope of Year 2000 events, it is possible that despite considerable planning, the Company's business continuity plans for the date change to 2000 may only assist in the reduction of the degree of disruption rather than its avoidance. However, the Company is encouraged by the absence of any material adverse impacts by the century rollover and no contingency plans have been invoked to date.

Cost of Year 2000 Efforts. As described above, the Company conducted a thorough Year 2000 program, covering all aspects of its business, to ensure that it successfully managed the change to 2000. The Company presently estimates these costs will total approximately $12.4 million, less than the $13.5 million the Company previously estimated.

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

Through December 31, 1999, the Company had expended approximately $12.0 million of its total Year 2000 budget. The Company incurred significant expenditures in the fourth calendar quarter of 1999 associated with proactive communications to its customers. The Company will continue to incur expenditures associated with employee retention efforts, transition planning and maintenance of its Year 2000 Program Office through March 31, 2000. The Company does not foresee any expenses not provided for in the current budget, unless there are unanticipated Year 2000 problems.

The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation was operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended December 31, 1999 was approximately 5.0%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

The Company's original Year 2000 budget of $13.5 million and revised budget of $12.4 million were each based on management's best estimates and did not take into account any Year 2000-related claims for loss or damage that may be asserted against the Company by third parties.

The foregoing disclosure is furnished in response to and in compliance with the Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers, Securities Act Rel. No. 33-7448 (July 30, 1998).

Quantitative and Qualitative Market Risk

There have been no material changes in the Company's market risk from September 30, 1999. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 1999 of HomeSide International, Inc.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   The following document is filed as a part of this Report:

Number            Description

27                Financial Data Schedule

 (b)   Reports on form 8-K

HomeSide filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HomeSide International, Inc.
                               ----------------------------
                               (Registrant)

Date: February 14, 2000        By:   _/s/_____________________
                                     Joe K. Pickett
                               Chairman of the Board, Chief Executive Officer
                                     and Director (Principal Executive Officer)

Date: February 14, 2000        By:  _/s/______________________
                                        W. Blake Wilson
                               Executive Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)