Form 10-Q
period 2000-03-31
HOMESIDE INTERNATIONAL INC
filed 2000-05-15
CIK 1016628

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No. 1-12655

                          HomeSide International, Inc.

             (Exact name of registrant as specified in its charter)

         Delaware                                     59-3387041
State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

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

           Class                                     Outstanding at May 15, 2000

Common stock $0.01 par value                                      1
Class C non-voting common stock $1.00 par value                 none

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    (Dollars in Thousands, Except Share Data)

                                                             March 31, 2000       September 30, 1999
                                                          ---------------------   ----------------------
ASSETS

Cash and cash equivalents                                           $  304,190               $  202,859
Mortgage loans held for sale, net                                      768,074                1,292,562
Mortgage servicing rights, net                                       4,035,323                3,488,957
Early pool buyout advances                                             211,879                  335,059
Accounts receivable, net                                               289,852                  255,759
Premises and equipment, net                                             75,269                   67,900
Goodwill, net                                                          645,710                  663,729
Other assets                                                            81,366                   84,530
                                                          ---------------------   ----------------------
Total Assets                                                        $6,411,663               $6,391,355
                                                          =====================   ======================
LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                            $  443,647               $  666,442
Notes payable                                                        3,170,602                2,899,304
Long-term debt                                                       1,268,035                1,331,292
Deferred income taxes, net                                             243,387                  220,775
                                                          ---------------------   ----------------------
Total Liabilities                                                    5,125,671                5,117,813
                                                          ---------------------   ----------------------

Stockholder's Equity:
Common stock:
     Common stock, $.01 par value, 100 shares authorized
       and 1 share issued and outstanding                                  -                        -
     Class C non-voting common stock, $1.00 par value,
       195,000 shares authorized, and 0 shares issued
       and outstanding                                                     -                        -
Additional paid-in capital                                           1,231,302                1,231,302
Retained earnings                                                       54,690                   42,240
                                                          ---------------------   ----------------------
Total Stockholder's Equity                                           1,285,993                1,273,542
                                                          ---------------------   ----------------------
Total Liabilities and Stockholder's Equity                         $ 6,411,663               $6,391,355
                                                          =====================   ======================







The accompanying notes are an integral part of these financial statements.


                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                 For the Three        For the Three      For the Six          For the Six
                                                 Months Ended          Months Ended     Months Ended         Months Ended
                                                March 31, 2000        March 31, 1999   March 31, 2000       March 31, 1999
                                               ------------------    ----------------- ---------------- --- ----------------

REVENUES:

Mortgage servicing fees                               $ 185,629            $ 144,450         $356,827             $278,627
Amortization of mortgage servicing rights              (102,659)             (96,830)        (200,187)            (180,488)
                                               ------------------    ----------------- ---------------- --- ----------------
    Net servicing revenue                                82,970               47,620          156,640               98,139

Interest income                                          30,107               50,423           66,272               96,598
Interest expense                                        (43,015)             (35,198)         (78,587)             (67,532)
                                               ------------------    ----------------- ---------------- --- ----------------
    Net interest revenue                                (12,908)              15,225          (12,315)              29,066

Net mortgage origination revenue                         21,900               41,639           38,908               79,925
Other income                                              1,248                  727            2,111                2,513
                                               ------------------    ----------------- ---------------- --- ----------------
    Total Revenues                                       93,210              105,211          185,344              209,643

EXPENSES:

Salaries and employee benefits                           25,870               33,814           55,688               68,328
Occupancy and equipment                                   7,719                6,697           16,269               13,144
Servicing losses on investor-owned loans
   and foreclosure-related expenses                        7,386               8,859           15,754               18,643
Goodwill amortization                                      8,974               8,959           17,948               17,878
Other expenses                                             9,315              15,939           22,676               32,397
                                               ------------------    ----------------- ---------------- --- ----------------
    Total Expenses                                        59,264              74,268          128,335              150,390

Income before income taxes                                33,946              30,943           57,009               59,253
Income tax expense                                        15,666              15,561           20,559               30,080
                                               ------------------    ----------------- ---------------- --- ----------------
Net income                                               $18,280             $15,382          $36,450              $29,173
                                               ==================    ================= ================ === ================








The accompanying notes are an integral part of these financial statements.



                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                  For the Three     For the Three    For the Six      For the Six
                                                                  Months Ended      Months Ended     Months Ended     Months Ended
                                                                  March 31, 2000    March 31, 1999   March 31, 2000   March 31, 2000
                                                                  --------------   ---------------   --------------   --------------
CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

Net income                                                            $  18,280         $  15,382        $  36,450        $  29,173
Adjustments to  reconcile  net  income to net cash  provided by operating activities:
  Amortization of mortgage servicing rights                             102,659            96,830          200,187          180,488
  Depreciation and amortization                                          11,546             9,637           23,029           19,174
  Servicing losses on investor-owned loans                                2,674             2,962            5,204            6,635
  Change in deferred income tax liability                                17,715            11,726           22,612           27,020
  Origination, purchase and sale of loans held for sale, net of
    repayments                                                          412,154           367,189          524,488          199,197
  Change in accounts receivable                                          (3,528)           32,897          (39,297)          37,339
  Change in other assets and accounts payable and accrued
    liabilities                                                         (45,909)           61,006          (54,545)         122,023
                                                                  --------------   ---------------   --------------   --------------
Net cash provided by operating activities                               515,591           597,629          718,124          621,049

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                  (7,192)           (5,855)         (13,443)         (12,313)
Acquisition of mortgage servicing rights                               (123,255)         (418,578)        (358,174)        (672,812)
Net purchase of risk management contracts                              (414,032)         (253,528)        (552,839)        (474,460)
Net early pool buyout reimbursements                                     28,184            33,700          123,180          306,252
                                                                  --------------   ---------------   --------------   --------------
Net cash used in investing activities                                  (516,295)         (644,261)        (801,276)        (853,333)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net (repayments to) borrowings from  banks                             (559,398)           41,000          (64,799)        (994,000)
Issuance of commercial paper, net of repayments                         318,743           (30,167)         336,097        1,278,200
Payment of debt issue costs                                                (249)              -             (2,371)             -
Repayment of long-term debt                                             (60,223)             (120)         (60,444)            (302)
Dividends paid to the Parent                                            -                     -            (24,000)         (30,533)
                                                                  --------------   ---------------   --------------   --------------
Net cash (used in) provided by financing activities                    (301,127)           10,713          184,483          253,365
Net (decrease) increase in cash and cash equivalents                   (301,831)          (35,919)         101,331           21,081
Cash and cash equivalents at beginning of period                        606,021            92,008          202,859           35,008
                                                                  --------------   ---------------   --------------   --------------
Cash and cash equivalents at end of period                            $ 304,190         $  56,089        $ 304,190        $  56,089
                                                                  ==============   ===============   ==============   ==============

Supplemental disclosure of cash flow information:

Interest paid                                                         $  43,063         $  67,029        $  75,489        $ 105,165
Income taxes paid                                                     $     -           $   3,833        $     -          $  18,786







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

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide Lending"), the primary operating subsidiary of HomeSide International, Inc. ("HomeSide" or the "Company"). Prior to the merger, HomeSide Holding was a wholly owned subsidiary of the Company. Pursuant to the merger, HomeSide Lending succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings. The merger does not have a material affect on the financial statements of the Company.


Operating results for the three and six month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 1999 of HomeSide International, Inc.

2.       CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. At March 31, 2000, margin deposits amounted to approximately $237.1 million.

3.       MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 1999               $3,488,957
Additions                                    358,174
Deferred hedge loss                          388,379
Amortization                                (200,187)
                                        ---------------
Balance, March 31, 2000                   $4,035,323
                                        ===============

4.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                    Total Outstanding       At Period End       During the Period

Floating Rate Notes                                     $   230,000             6.29%                 6.28%
Commercial Paper                                          1,500,000             6.22%                 5.91%
National Australia Bank unsecured facility                1,440,602             6.44%                 6.10%
                                                  ----------------------
  Total, March 31, 2000                                 $ 3,170,602
                                                  ======================

Floating Rate Notes                                     $   230,000              5.67%                 5.67%
Commercial Paper                                          1,163,903              5.57%                 5.12%
National Australia Bank unsecured facility                1,505,401              5.46%                 5.22%
                                                  ----------------------
  Total, September 30, 1999                             $ 2,899,304
                                                  ======================


On August 16, 1999, HomeSide issued $230.0 million in floating rate notes (the "Floating Rate Notes") due August 16, 2000. Interest is payable quarterly in arrears on February 16, May 16, and August 16, 2000. The floating Rate Notes are unsecured obligations of HomeSide and rank equally with all other unsecured and unsubordinated indebtedness of HomeSide. The per annum interest rate on the Floating Rate Notes is equal to the three-month LIBOR, reset quarterly, plus twenty basis points, or 0.20%. The weighted average interest rates on Floating Rate Notes during the three and six month periods ended March 31, 2000 were 6.28% and 6.12%, respectively.

On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At March 31, 2000, a total of $1.5 billion of commercial paper was outstanding. The weighted average interest rate on commercial paper outstanding during the three and six month periods ended March 31, 2000 were 5.91% and 5.81%, respectively.

On October 18, 1999, HomeSide entered into a $2.0 billion revolving credit facility (the "Independent Bank Credit Facility") with an independent syndicate of banks. This facility replaces HomeSide's previous bank credit facility. Borrowings under the Independent Bank Credit Facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or (iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The primary purpose of the Independent Bank Credit Facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program. At March 31, 2000, there was no balance outstanding under this credit line.

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of March 31, 2000, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR-based borrowings, the interest rate is charged at the corresponding LIBOR rate. At March 31, 2000, the amount outstanding under this credit facility totaled $1.4 billion. The weighted average interest rate on outstanding borrowings under this credit facility during the three and six month periods ended March 31, 2000 were 6.10% and 5.94%, respectively.

5.       LONG-TERM DEBT

11.25 % Notes

On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at March 31, 2000 was $130.0 million. The balance of the Parent Notes at March 31, 2000, including the fair value adjustment resulting from the merger with the National, was $144.4 million.

Medium-term notes

As of March 31, 2000, outstanding medium-term notes issued by HomeSide Lending under a $2.568 billion shelf registration statement were as follows (in thousands):

Issue Date           Outstanding Balance     Coupon Rate     Maturity Date

May 20, 1997            $   250,000             6.875%       May 15, 2000
June 30, 1997               200,000             6.875%       June 30, 2002
June 30, 1997                40,000             6.820%       July 2, 2001
July 1, 1997                 15,000             6.860%       July 2, 2001
July 31, 1997               200,000             6.750%       August 1, 2004
September 15, 1997           45,000             6.770%       September 17, 2001
April 23, 1998              125,000            5.7875%       April, 24, 2001
May 22, 1998                225,000             6.200%       May 15, 2003
                    ----------------------
  Total                 $ 1,100,000
                    ======================

At March 31, 2000, the total amount of medium-term notes outstanding was $1,100 million, made up of $125 million of floating-rate notes and $975 million of fixed-rate notes that have been converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the three and six month periods ended March 31, 2000, including the effect of the interest rate swap agreements, were 6.13% and 6.00%, respectively.

The balance of the medium-term notes at March 31, 2000, including the fair value adjustment resulting from the merger with the National, was $1.1 billion, of which $0.3 billion is current.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at March 31, 2000, including the fair value adjustments resulting from the merger with the National, was $23.0 million.

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

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide Lending"), the primary operating subsidiary of HomeSide International, Inc. ("HomeSide" or the "Company"). Prior to the merger, HomeSide Holding was a wholly owned subsidiary of the Company. Pursuant to the merger, HomeSide Lending succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings. The merger does not have a material affect on the financial statements of the Company.


HomeSide's  strategy  emphasizes  variable cost mortgage  origination,  low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 10th largest originator and the -6th largest servicer in the United States at March 31, 2000, based on data published by Inside Mortgage Finance.

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

Operating results for the three and six month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 1999 of HomeSide International, Inc.

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

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six month periods ended March 31, 2000 and 1999 (in millions):

                            For the Three        For the Three       For the Six         For the Six
                            Months Ended         Months Ended        Months Ended        Months Ended
                           March 31, 2000       March 31, 1999      March 31, 2000      March 31, 1999
                          ------------------    ----------------    ---------------     ---------------
Correspondent                       $ 1,717              $5,296             $4,279             $10,594
Co-issue                              1,642               1,043              4,072               1,915
Broker                                  343               1,160                812               2,250
                          ------------------    ----------------    ---------------     ---------------
  Total wholesale                     3,702               7,499              9,163              14,759
Direct                                  129                 360                276                 683
                          ------------------    ----------------    ---------------     ---------------
  Total production                    3,831               7,859              9,439              15,442
Bulk acquisitions                     2,466              22,037              7,024              29,083
                          ------------------    ----------------    ---------------     ---------------
  Total production and

    acquisitions                     $6,297             $29,896             16,463             $44,525
                          ==================    ================    ===============     ===============

Total loan production, excluding bulk acquisitions, was $3.8 billion for the three months ended March 31, 2000 compared to $7.9 billion for the three months ended March 31, 1999, a 51% decrease. Loan production was $9.4 billion for the six months ended March 31, 2000 compared to $15.4 billion for the six months ended March 31, 1999, a 39% decrease. The decreases were primarily due to an increase in interest rates that resulted in a decrease in the size of the mortgage origination market. Rising interest rates have caused the mortgage origination market to drop by half, sparking fierce pricing competition for mortgage production as some mortgage originators have reduced their pricing margins in order to fill capacity.

When interest rates rise, loan production decreases as fewer mortgagees refinance their loans. As a result, the mortgage origination market declines. For the three and six month periods ended March 31, 2000, refinances were 22% and 21%, respectively, of HomeSide's production volume, compared to 68% and 66%, respectively, for the three and six month periods ended March 31, 1999.

During the quarter, HomeSide continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and expansion of its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of the Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 34% of HomeSide's production volume for the six months ended March 31, 2000. Homeside completed bulk acquisitions totaling $2.5 billion and $7.0 billion during the three and six month periods ended March 31, 2000, respectively. Bulk acquisitions totaled $22.0 billion and $29.1 billion for the three and six month periods ended March 31, 1999, respectively, which included, as part of HomeSide's Preferred Partner relationship with Banc One, approximately $18 billion from the March 4, 1999 purchase of First Chicago NBD Mortgage Company's servicing portfolio.

HomeSide has also significantly expanded its use of business-to-business and business-to-consumer e-commerce initiatives. Internet volume now contributes approximately 18% of HomeSide's wholesale loan rate-lock activity.

Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $153 billion, HomeSide services the loans of approximately
1.7 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six month periods ended March 31, 2000 and 1999 (in millions):

                                     For the Three         For the Three         For the Six        For the Six
                                     Months Ended          Months Ended         Months Ended        Months ended
                                    March 31, 2000        March 31, 1999       March 31, 2000      March 31, 1999
                                   ------------------    ------------------ -- ---------------- -- ---------------
Balance at beginning of period             $ 150,735             $ 118,797           $ 145,552          $ 115,800
   Additions, net                              6,227                29,479              16,384             43,147
   Scheduled amortization                      1,045                   780               2,083              1,552
   Prepayments                                 3,112                 7,563               6,802             17,149
   Foreclosures                                  304                   280                 550                593
                                   ------------------    ------------------ -- ---------------- -- ---------------
       Total reductions                        4,461                 8,623               9,435             19,294
                                                         ------------------ -- ---------------- -- ---------------
                                   ------------------
Balance at end of period                   $ 152,501             $ 139,653           $ 152,501          $ 139,653
                                   ==================    ================== == ================ == ===============

The number of loans serviced at March 31, 2000 was 1,726,192 compared to 1,640,279 at March 31, 1999. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. At March 31, 2000, substantially all of the servicing portfolio was serviced on the proprietary system.

Results of Operations

For the three months ended March 31, 2000 compared to the three months ended March 31, 1999

   Summary

HomeSide's net income increased 19% to $18.3 million for the three months ended March 31, 2000, compared to $15.4 million for the three months ended March 31, 1999. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $27.3 million for the three months ended March 31, 2000, compared to $24.3 for the three months ended March 31, 1999. Total revenues for the three months ended March 31, 2000 were $93.2 million compared to $105.2 million for the three months ended March 31, 1999, an 11% decrease. An increase in net servicing revenue was offset by decreases in net interest revenue and net mortgage origination revenue. Net servicing revenue increased 74% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, primarily due to an increase in the servicing portfolio and a decrease in the amortization rate of mortgage servicing rights. Net interest revenue decreased primarily due to a decreased average balance of originated mortgage loans held for sale and increased funding necessary to support increased mortgage servicing assets. Net mortgage origination revenue decreased due to a decrease in production volumes and pricing competition caused by the increase in mortgage interest rates. Total expenses decreased as a result of a decrease in production related expenses associated with a decline in refinance activity and a decrease in servicing related expenses associated with a decline in prepayment activity. Income tax expense increased as a result of an increase in net income, partially offset by a decrease in the effective income tax rate caused by a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates.

Net Servicing Revenue

Net servicing revenue was $83.0 million for the three months ended March 31, 2000 compared to $47.6 million for the three months ended March 31, 1999, a 74% increase. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 29% to $185.6 million for the three months ended March 31, 2000 compared to $144.5 million for the three months ended March 31, 1999, primarily as a result of portfolio growth. The servicing portfolio increased $12.8 billion to $152.5 billion at March 31, 2000 compared to $139.7 billion at March 31, 1999, a 9% increase. The portfolio growth is primarily due to loan production, bulk acquisitions, and a decrease in mortgage loan prepayments as fewer mortgagees refinance their loans. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.48% and 7.55% at March 31, 2000 and 1999, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.491% for the three months ended March 31, 2000 compared to 0.471% for the three months ended March 31, 1999. The increase in the weighted average servicing fee was due to a change in the mix such that the portfolio is made up of loans with higher service fees and to a refinement in the calculation of accrued late charges.

Amortization expense was $102.7 million for the three months ended March 31, 2000 compared to $96.8 million for the three months ended March 31, 1999, a 6% increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights during the quarter, partially offset by a decrease in the amortization rate. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. An increase in mortgage interest rates results in a decrease in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and, accordingly, lower amortization expense.

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

Net interest revenue totaled ($12.9) million for the three months ended March 31, 2000 compared to $15.2 million for the three months ended March 31, 1999. The decrease in net interest revenue was primarily due to a decrease in interest income earned on loans held for sale as a result of lower average balances and a narrowing of the spread between short-term and long-term interest rates. Interest earned on escrow balances also decreased as a result of a decrease in loan prepayment activity associated with the rise in interest rates. In addition, interest expense increased due to the funding of higher mortgage servicing assets.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $21.9 million for the three months ended March 31, 2000 compared to $41.6 million for the three months ended March 31, 1999. The decrease was primarily due to a decrease in production volumes resulting from the rising interest rate environment. Rising interest rates have caused the mortgage origination market to drop by half, sparking fierce pricing competition for mortgage production as some mortgage originators have reduced their pricing margins in order to fill capacity.

   Other Income

Other income for the three months ended March 31, 2000 was $1.2 million compared to $0.7 million for the three months ended March 31, 1999, a 72% increase. This increase is primarily due to revenue associated with services provided to National Australia Bank.

   Salaries and Employee Benefits

Salaries and employee benefits expense was $25.9 million for the three months ended March 31, 2000 compared to $33.8 million for the three months ended March 31, 1999, a 23% decrease. The average number of full-time equivalent employees was 2,474 for the three months ended March 31, 2000 compared to 2,647 for the three months ended March 31, 1999. The decrease in salaries and employee benefits is primarily attributable to lower commissions expense and lower incentives associated with lower production volume as well as a reduction in temporary and overtime staff.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended March 31, 2000 was $7.7 million compared to $6.7 million for the three months ended March 31, 1999, a 15% increase. The increase in expense was primarily due to additional leased space and technology related assets necessary to support the growth in the mortgage servicing portfolio.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $7.4 million for the three months ended March 31, 2000 compared to $8.9 million for the three months ended March 31, 1999. The decrease was mainly attributable to a decrease in delinquencies and decreased foreclosure-related expenses.

Included in the balance of accounts payable and accrued liabilities at March 31, 2000 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies

                             (percent by loan count)

                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                     2.23%            2.85%
          60 days                                     0.48%            0.56%
          90+ days                                    0.55%            0.57%
                                                 --------------   --------------
               Total past due                         3.26%            3.98%
                                                 ==============   ==============
          Foreclosures pending                        0.52%            0.77%
                                                 ==============   ==============
 Weighted average portfolio age in months             54.6             46.5


   Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $9.3 million for the three months ended March 31, 2000, compared to $15.9 million for the three months ended March 31, 1999, a 42% decrease. The decrease is primarily due to a decrease in expenses associated with decreased production volumes and a decrease in prepayment activity. Goodwill amortization was $9.0 million for both of the three month periods ended March 31, 2000 and 1999.

   Income Tax Expense

HomeSide's income tax expense was $15.7 million for the three months ended March 31, 2000 compared to $15.6 million for the three months ended March 31, 1999. The effective income tax rates for the three month periods ended March 31, 2000 and 1999 were 46% and 50%, respectively. The decrease in the effective income tax rate was due to a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates. In the current interest rate environment, this trend is expected to continue.

Results of Operations

For the six months ended March 31, 2000 compared to the six months ended March 31, 1999

   Summary

HomeSide's net income increased 25% to $36.5 million for the six months ended March 31, 2000, compared to $29.2 million for the six months ended March 31, 1999. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $54.4 million for the six months ended March 31, 2000, compared to $47.1 for the six months ended March 31, 1999. Total revenues for the six months ended March 31, 2000 were $185.3 million compared to $209.6 million for the six months ended March 31, 1999, a 12% decrease. An increase in net servicing revenue was offset by decreases in net interest revenue, net mortgage origination revenue, and other income. Net servicing revenue increased 60% for the six months ended March 31, 2000 compared to the six months ended March 31, 1999, primarily due to an increase in the servicing portfolio and a decrease in the amortization rate of mortgage servicing rights. Net interest revenue decreased due to a decreased average balance of originated mortgage loans held for sale and increased funding necessary to support increased mortgage servicing assets. Net mortgage origination revenue decreased due to a decrease in production volumes and pricing competition caused by the increase in mortgage interest rates. Total expenses decreased as a result of a decrease in production related expenses associated with a decline in refinance activity and a decrease in servicing related expenses associated with a decline in prepayment activity. Income tax expense decreased as a result of a decrease in the effective income tax rate caused by a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates.

Net Servicing Revenue

Net servicing revenue was $156.6 million for the six months ended March 31, 2000 compared to $98.1 million for the six months ended March 31, 1999, a 60% increase. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 28% to $356.8 million for the six months ended March 31, 2000 compared to $278.6 million for the six months ended March 31, 1999, primarily as a result of portfolio growth. The servicing portfolio increased $12.8 billion to $152.5 billion at March 31, 2000 compared to $139.7 billion at March 31, 1999, a 9% increase. The portfolio growth is primarily due to loan production, bulk acquisitions, and a decrease in mortgage loan prepayments as fewer mortgagees refinance their loans. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.48% and 7.55% at March 31, 2000 and 1999, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.479% for the six months ended March 31, 2000 compared to 0.468% for the six months ended March 31, 1999. The increase in the weighted average servicing fee was due to a change in the mix such that the portfolio is made up of loans with higher service fees and to a refinement in the calculation of accrued late charges.

Amortization expense was $200.2 million for the six months ended March 31, 2000 compared to $180.5 million for the six months ended March 31, 1999, an 11% increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights during the quarter, partially offset by a decrease in the amortization rate. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. An increase in mortgage interest rates results in a decrease in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and, accordingly, lower amortization expense.

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

Net interest revenue totaled ($12.3) million for the six months ended March 31, 2000 compared to $29.1 million for the six months ended March 31, 1999. The decrease in net interest revenue was primarily due to a decrease in interest income earned on loans held for sale as a result of lower average balances and a narrowing of the spread between short-term and long-term interest rates. Interest earned on escrow balances also decreased as a result of a decrease in loan prepayment activity associated with the rise in interest rates. In addition, interest expense increased due to the funding of higher mortgage servicing assets.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $38.9 million for the six months ended March 31, 2000 compared to $79.9 million for the six months ended March 31, 1999. The decrease was primarily due to a decrease in production volumes resulting from the rising interest rate environment. Rising interest rates have caused the mortgage origination market to drop by half, sparking fierce pricing competition for mortgage production as some mortgage originators have reduced their pricing margins in order to fill capacity.

   Other Income

Other income for the six months ended March 31, 2000 was $2.1 million compared to $2.5 million for the six months ended March 31, 1999, a 16% decrease. The decrease is primarily due to decreases in tax service revenues associated with the decrease in production.

   Salaries and Employee Benefits

Salaries and employee benefits expense was $55.7 million for the six months ended March 31, 2000 compared to $68.3 million for the six months ended March 31, 1999, a 19% decrease. The average number of full-time equivalent employees was 2,513 for the six months ended March 31, 2000 compared to 2,572 for the six months ended March 31, 1999. The decrease in salaries and employee benefits is primarily attributable to lower commissions expense and lower incentives associated with lower production volume as well as a reduction in temporary and overtime staff.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the six months ended March 31, 2000 was $16.3 million compared to $13.1 million for the six months ended March 31, 1999, a 24% increase. The increase in expense was primarily due to additional leased space and technology related assets necessary to support the growth in the mortgage servicing portfolio.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $15.8 million for the six months ended March 31, 2000 compared to $18.6 million for the six months ended March 31, 1999. The decrease was mainly attributable to a decrease in delinquencies and a decrease in foreclosure-related expenses

Included in the balance of accounts payable and accrued liabilities at March 31, 2000 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies

                             (percent by loan count)

                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                     2.23%             2.85%
          60 days                                     0.48%             0.56%
          90+ days                                    0.55%             0.57%
                                               --------------     --------------
               Total past due                         3.26%             3.98%
                                               ==============     ==============
          Foreclosures pending                        0.52%             0.77%
                                               ==============     ==============
Weighted average portfolio age in months              54.6              46.5


   Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $22.7 million for the six months ended March 31, 2000, compared to $32.4 million for the six months ended March 31, 1999, a 30% decrease. The decrease is primarily due to a decrease in expenses associated with decreased production volumes and a decrease in prepayment activity. Goodwill amortization was $18.0 million and $17.9 million for the six month periods ended March 31, 2000 and 1999, respectively.

   Income Tax Expense

HomeSide's income tax expense was $20.6 million for the six months ended March 31, 2000 compared to $30.1 million for the six months ended March 31, 1999. The effective income tax rates for the six month periods ended March 31, 2000 and 1999 were 36% and 51%, respectively. The decrease in the effective income tax rate was due to a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates. In the current interest rate environment, this trend is expected to continue.

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

During the three months ended March 31, 2000, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond futures, Eurodollar futures, options on Eurodollar futures, interest rate swaps, interest rate swaptions, interest rate caps, mortgage pass-throughs and options on mortgage pass-throughs to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

At March 31, 2000, deferred losses on risk management contracts resulted in cumulative net deferred hedge losses of $846.2 million which were substantially offset by changes in the value of mortgage servicing rights and included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the three months ended March 31, 2000 is as follows (in thousands):

         Net deferred hedge balance at September 30, 1999         $ (494,743)
         Net deferred hedge loss                                    (388,379)
         Amortization of deferred hedge losses                        36,962
                                                                ----------------
         Net deferred hedge balance at March 31, 2000             $ (846,160)
                                                                ================

HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at March 31, 2000 was $(135.8) million. This amount is comprised of interest rate swaps, caps and swaptions with a fair value of $(182.8) million, partially offset by options on U.S. Treasury bond and note futures, Eurodollar futures, options on Eurodollar futures, options on mortgage pass-throughs and mortgage pass-throughs with a fair market value of $47.0 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheet. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of the Notes to Consolidated Financial Statements included in HomeSide's Form 10-K for the fiscal year ended September 30, 1999 for a description of HomeSide's accounting policy for its risk management contracts. See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in HomeSide's Form 10-K for the fiscal year ended September 30, 1999 for additional fair value disclosures with respect to HomeSide's risk management contracts.

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

Operations

Net cash provided by operations for the quarters ended March 31, 2000 and 1999 were $515.6 million and $597.6 million, respectively. Net cash provided by operations for the six month periods ended March 31, 2000 and 1999 were $718.1 million and $617.9 million, respectively. Cash provided from servicing fee income, loan sales and principal repayments was partially offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Increases in long-term interest rates generally result in lower loan refinancing activity, which results in lower cash demands to meet loan production levels.

Investing

Net cash used in investing activities for the quarters ended March 31, 2000 and 1999 were $516.3 million and $644.3 million, respectively. Net cash used in investing activities for the six month periods ended March 31, 2000 and 1999 were $801.3 million and $853.3 million, respectively. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash used in financing activities for the quarter ended March 31, 2000 was $301.1 million. Net cash provided by financing activities for the quarter ended March 31, 1999 was $10.7 million. Net cash provided by financing activities for the six month periods ended March 31, 2000 and 1999 were $184.5 million and $256.5 million, respectively. Cash was provided by borrowings from the National and the issuance of commercial paper. Cash was used for repayment of borrowings from the National and commercial paper, payment of debt issue costs, payment of dividends to the Parent, and repayment of medium-term notes which became due during the quarter ended March 31, 2000.

HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the established funding sources for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

Year 2000

General. In common with many business users of computers around the world, the Company established a program designed to minimize the impact of the change to 2000 (including Leap Day 2000) on the Company and its customers. The Board of Directors made the work associated with the change to 2000 a key priority for management. As of the date of this filing, the Company has encountered no Year 2000 or Leap Day issue.

The  Company  began  its   information   technology  Year  2000  assessment  and
remediation efforts in the third quarter of calendar year 1996 under the sponsorship of its executive management. A formal, enterprise-wide program commenced in January 1998. The Year 2000 issue was identified as a top priority. The Company's executive management and Board of Directors were provided with frequent detailed updates. The Company dedicated resources to assess, repair and test programs, applications, equipment and facilities. The Company established a Year 2000 Program Office that coordinated the preparations for the change to 2000 with each business unit throughout the Company. The Year 2000 Program Office discontinued its efforts on March 31, 2000. Residual Year 2000 risk was delegated to individual business units for ongoing monitoring and management.

The Company's strategy for addressing Year 2000 focused on four teams, which together addressed all aspects of the Company's business. The Information Technology team addressed all of the Mainframe, LAN and client server applications. The End User Computing (or Business) team addressed the business risks within each of the operating departments, including facilities' risk. The Enterprise team addressed the corporate-wide risks posed by the Year 2000, including business continuity planning to be implemented by individual business units. Finally, the Year 2000 Program Office coordinated the Company's Year 2000 readiness efforts and was responsible for communications, vendor management, project documentation and reporting. The Company's Year 2000 Program Office and overall Year 2000 Program were managed by a Year 2000 Program Director whose full-time resources and responsibilities were dedicated to this effort under the sponsorship of the President and Chief Operating Officer and the Chief Information Officer.

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

The Company established in its Year 2000 Program certain key milestones and an internal timetable for the change to 2000 in line with or ahead of its regulator's suggested completion dates for core systems. All of the Company's key milestones were either completed or substantially completed by the assigned target dates.

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

Beginning September 30, 1999, the emphasis of the Company's Year 2000 Program was on continued assurance testing, finalization, refinement and testing of transition plans, monitoring of Year 2000 readiness efforts by the Company's customers, vendors and other third parties with whom the Company has relationships, and clean management of systems and processes. The Company successfully developed and implemented a Clean Management Strategy on a Company-wide basis.

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

The Company conducted ongoing reviews of the Year 2000 efforts of its mission critical vendors, customers and service providers through December 31, 1999. The Company identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company targeted these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process continued through the first quarter of 2000.

Transition Planning. The Company developed a corporate-wide Year 2000 Transition Strategy to identify and prepare for specific issues and risks associated with the period of October 1, 1999 through March 31, 2000. The objective of the Company in transition planning is to ensure a Company-wide capability to manage internal and externally generated events as and when they might arise.

As part of the Company's Transition planning and overall Year 2000 Program, the Company established a moratorium period using a scaled implementation plan to restrict the introduction of minor, significant and major changes to systems or business processes. The moratorium period did not impair the Company's ability to conduct its core businesses and meet the needs of its customers. The Company's Year 2000 Program continued through March 31, 2000 with the following activities:

     Monitoring and verification activities surrounding business information systems;

     Implementation of maintenance programs associated with the system changes made to manage the date change to 2000;

     Working with customers and suppliers regarding any impacts they may have sustained as a result of the date change to 2000; and

     Completing a formal post-implementation review of the Year 2000 Program to assess achievements and lessons learned.

Risks. The Company's risk management office was actively involved in the Company's Year 2000 Program. The Company determined that the most reasonably likely worst case Year 2000 scenario, disregarding the Company's remediation efforts and contingency planning, was: (i) a failure in its loan servicing software and/or systems, or (ii) a failure by one of the Company's key third party providers. Either such failure would have resulted in material disruption in the Company's operations possibly preventing it from discharging its contractual obligations to service mortgage loans in an accurate and timely fashion. The Company did not experience any such disruption.

There is ongoing Year 2000 risk following the century rollover. This risk arises from, among other things, maturation of pivot dates in windowing and inferencing solutions used to address the Year 2000 issue, and as yet unrevealed problems with system preparedness and data integrity.

Contingency Planning. The Company's Year 2000 Program was based on the assumption that 100% impact coverage is neither feasible nor practical. It is possible that the Company or third parties on which the Company depends may have unplanned system difficulties following the date of this filing as a result of the transition through 2000 or Leap Day, or that third parties may not successfully manage the change to 2000 or Leap Day; therefore, an integral part of the Company's Year 2000 Program was the development of contingency plans in anticipation of systems or third party failure.

The Company's contingency plans were reviewed and approved by the Company's Program Office and executive management and, where possible, tested. Given the potential scope of Year 2000 events, it is possible that despite considerable planning, the Company's business continuity plans for the date change to 2000 may only assist in the reduction of the degree of disruption rather than its avoidance. However, the Company is encouraged by the absence of any material adverse impacts by the century rollover or Leap Day and no contingency plans have been invoked to date.

Cost of Year 2000 Efforts. As described above, the Company conducted a thorough Year 2000 program, covering all aspects of its business, to ensure that it successfully managed the change to 2000. The Company presently estimates its total Year 2000 costs were $12.3 million. The Company does not anticipate incurring any Year 2000 expenses after March 31, 2000. The Company does not separately track the indirect costs incurred in its Year 2000 program.

For the quarter ended March 31, 2000, the Company incurred expenditures of $ .4 million, primarily associated with employee retention efforts, transition planning and maintenance of its Year 2000 Program Office.

The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation was operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended March 31, 2000 was approximately 2.17%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

The Company's original Year 2000 budget of $15 million, later revised to 13.5 million and further revised to $12.4 million, were each based on management's best estimates and did not take into account any Year 2000-related claims for loss or damage that may be asserted against the Company by third parties. Actual costs were less than budget primarily because of lower than anticipated costs associated with third party repair, employee retention and transition related activities for the rollover weekend and Leap Day.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   The following document is filed as a part of this Report:

Number            Description

10.1 Articles of Merger of HomeSide Holdings,  Inc. Into HomeSide Lending,  Inc.

10.2 Plan of Merger by and between HomeSide Holdings, Inc. and HomeSide Lending, Inc.

27   Financial Data Schedule

 (b)   Reports on form 8-K

HomeSide filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HomeSide International, Inc.
                          ----------------------------
                          (Registrant)

Date: May 15, 2000        By:   /s/______________________
                                   Joe K. Pickett
                          Chairman of the Board, Chief Executive Officer
                                   and Director (Principal Executive Officer)

Date: May 15, 2000        By:  /s/_______________________
                                   W. Blake Wilson
                          Executive Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)