Form 10-K
period 2000-09-30
HOMESIDE INTERNATIONAL INC
filed 2000-12-28
CIK 1016628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 1-12655

                          Homeside International, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             59-3387041
           --------                                             ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

       Title of Each Class                     Outstanding at December 28, 2000
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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     HomeSide International, Inc. (the "Company"), through its wholly-owned operating subsidiary, HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. The Company was formerly known as HomeSide, Inc. ("HomeSide, Inc. Predecessor"). On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National (see Note 2 of the Consolidated Financial Statements). HomeSide, Inc. Predecessor commenced operations by acquiring BankBoston Mortgage Corporation, the mortgage banking subsidiary of BankBoston, N.A., on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998 and to HomeSide, Inc. Predecessor for the periods March 16, 1996 to February 10, 1998.

     HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 6th largest mortgage servicer and the 12th largest mortgage loan originator in the United States at September 30, 2000 based on data published by Inside Mortgage Finance.

     The residential mortgage market, which totaled approximately $5.1 trillion at September 30, 2000, is the largest debt market in the world. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. At September 30, 2000, the largest originator represented 7.1% of the market and the largest servicer represented 8.4%, while the top 30 originators and servicers represented 64.7% and 61.2% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 44% as of September 30, 2000.

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

     HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing relationships with its Preferred Partners (see Note 4 to the Consolidated Financial Statements).

     HomeSide's business activities consist primarily of:

          Mortgage production: origination and purchase of residential single family mortgage loans through multiple channels including correspondents, strategic partners, mortgage brokers, co-issue partners, direct consumer telemarketing, affinity programs, and online mortgage services;

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

PRODUCTION

     HomeSide participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Corporation ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 90% of HomeSide's total production. Excluding the volumes purchased from BankBoston, N.A., Barnett Bank, N.A. ("Barnett") and Banc One Mortgage Corporation, no single source within the correspondent, co-issue or broker channels accounted for more than 7% of total production since March 16, 1996. HomeSide's other origination channels include internet and telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. HomeSide's strategy is to customarily sell all loans that it originates or purchases while retaining the servicing rights to such loans. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions.

     HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 96% of the total production in the fiscal year ended September 30, 2000, 98% of the total production in the fiscal year ended September 30, 1999, and 98% of the total production in the period from February 11, 1998 to September 30, 1998. HomeSide also offers other products, such as ARMs, balloon, and jumbo mortgages.

     HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on September 30, 2000 were California (12.4% of unpaid principal balance), Florida (8.7%), Illinois (8.1%), Texas (5.9%) and Michigan (5.5%). The largest segments of the servicing portfolio by state on September 30, 1999 were California (11.8% of unpaid principal balance), Florida (9.7%), Illinois (8.5%), Texas (5.6%) and Michigan (5.0%). The largest segments of the servicing portfolio by state on September 30, 1998 were California (14.1% of unpaid principal balance), Florida (14.0%), Texas (6.9%), Massachusetts (5.5%) and Illinois (4.9%). Refer to the table on page seven.

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

WHOLESALE PRODUCTION

Correspondent Production

     Through its correspondent program, HomeSide purchases loans from approximately 900 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide for legal review and funding. The participants in this program are prequalified and monitored on an ongoing basis by HomeSide. If a correspondent subsequently fails to meet HomeSide's requirements, HomeSide typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.

Co-Issue Production

     Co-issue production, which represents the purchase of servicing rights of new production originated by correspondents under contracts to deliver specified volumes on a monthly or quarterly basis, is another main source of HomeSide's production. The co-issue correspondent controls the entire loan process from application to closing. This arrangement particularly suits large originators who have the ability to deliver on an automated basis. Reflecting this delegated underwriting authority, the co-issue correspondent is obligated to make certain representations and warranties and is required to repurchase loans in the event of fraud or misrepresentation in the origination process or for certain other reasons.

Broker Production

     Under its broker program, HomeSide funds loans at closing from a network of approximately 2,000 mortgage brokers nationwide. The broker controls the process of application and loan processing. A pre-closing quality control review is performed by HomeSide to verify the borrower's credit. All loans originated through brokers are underwritten by HomeSide's approved contract underwriters. Loans are funded by HomeSide and may be closed in either the broker's name or HomeSide's name. Participants in this program prequalify on the basis of creditworthiness, mortgage lending experience and reputation. Each broker is subject to annual and ongoing reviews by HomeSide.

DIRECT PRODUCTION

     HomeSide's direct production includes soliciting loans via its website and the use of telemarketing from several sources, including refinancing of mortgage loans in HomeSide's existing servicing portfolio, leads generated from direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide believes that these efforts will have a significant effect on increasing the percentage of loans captured from loan prepayments in HomeSide's servicing portfolio. Refinancing retention represents the percentage of loans refinanced through HomeSide's direct channel that were serviced by HomeSide prior to refinancing.

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


UNDERWRITING AND QUALITY CONTROL

Underwriting

     HomeSide's loans are underwritten in accordance with applicable Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), Veterans Administration ("VA"), and Federal Housing Administration ("FHA") guidelines, as well as certain private investor requirements. The underwriting process is organized by origination channel and by loan type. HomeSide currently employs underwriters with an average of ten years of underwriting experience.

     HomeSide requires approximately 50% of its correspondent lenders to have their loans underwritten by third party contract underwriters prior to purchase. These contract underwriters are designated by HomeSide and include Mortgage Guaranty Insurance Corp. and Republic Mortgage Insurance Company. HomeSide grants delegated underwriting status to the remaining approximately 50% of correspondents which enables the correspondents to submit conventional loans to HomeSide without prior underwriting approval. 100% of HomeSide's broker loans are underwritten by these contract underwriters or by HomeSide's underwriting employees. Generally, HomeSide grants delegated underwriting status to its larger correspondents who meet financial strength, delinquency, underwriting and quality control standards, and such correspondents are monitored regularly. The FHA and VA require that loans be underwritten by the originating lender on an Agency-approved or delegated basis. If issuance of FHA guarantees or VA insurance certificates is denied, the correspondent must repurchase the loan.

     HomeSide's underwriting process for its retail production operation is fully automated. The automated underwriting technology uses third-party vendor systems to analyze credit risk. HomeSide believes that these technologies have contributed to improved productivity and reduced underwriting and processing turnaround time.

Quality Control

     HomeSide maintains a compliance and quality assurance department that operates independently of the production, underwriting, secondary marketing and loan administration department. For its production compliance process, HomeSide randomly selects a statistical sample or 10% of closed loans monthly, whichever is less, of certain loan products and customers for review. In addition, a random risk-based audit of approximately 200 conforming conventional loans receive a fraud audit monthly. These reviews include reunderwriting of such loans, ordering second appraisals on 10% of the sample, reverifying funds, employment and final applications and reordering credit reports. In addition, a full underwriting review is conducted on (i) all jumbo loans that become thirty days delinquent in the first four payments and jumbo loans that go into foreclosure in the first thirty-six months and (ii) all conventional loans that become sixty days delinquent in the first six payments. Document and file reviews are also undertaken to ensure regulatory compliance. In addition, random reviews of the servicing portfolio, covering selected aspects of the loan administration process, are conducted.

     HomeSide monitors the performance of loan underwriting through quality assurance reports, U.S. Department of Housing and Urban Development ("HUD") reports and audits, Veterans Administration ("VA") reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. According to HomeSide's quality control findings, less than 5% of its loans have underwriting issues that affect salability to the secondary market. Flaws in these loans are generally corrected; otherwise, the holder of the mortgage-backed security is indemnified against future losses resulting from such flaws by HomeSide or, ultimately, the originating correspondent. Correspondents or co-issue partners are required to repurchase any flawed loans originated by them.

SECONDARY MARKETING

     HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of Government National Mortgage Association ("Ginnie Mae" or "GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA and Fannie Mae securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors on a servicing-released basis. For the fiscal year ended September 30, 2000, approximately 97% of the mortgage loans originated by HomeSide were sold to Fannie Mae (53%) and GNMA (44%). For the fiscal year ended September 30, 1999, approximately 94% of the mortgage loans originated by HomeSide were sold to Fannie Mae (49%), GNMA (28%), and FHLMC (17%). For the period from February 11, 1998 to September 30, 1998, approximately 92% of the mortgage loans originated by HomeSide were sold to Fannie Mae (36%), GNMA (34%), and FHLMC (22%). The remaining were sold to private investors.

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

     HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. HomeSide realizes net servicing revenue from the future servicing of the loans sold. For the fiscal years ended September 30, 2000 and September 30, 1999, and the period from February 11, 1998 to September 30, 1998, HomeSide has not experienced secondary marketing losses on an aggregate basis.

     HomeSide's policy is to sell mortgage loans on a non-recourse basis. However, in the case of VA loans aggregated to form GNMA pools, the VA's loan guarantees do not cover the entire principal balance of the loan and HomeSide is responsible for losses which exceed the VA's guaranteed limitations. In connection with HomeSide's loan exchanges and sales, HomeSide makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to the accuracy of information. In the event of a breach of these representations and warranties, HomeSide typically corrects such problems, but, if the problems cannot be corrected, may be required to repurchase such loans. In cases where loans are originated by a correspondent, HomeSide may sell the flawed loan back to the correspondent under a repurchase obligation.

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

     Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee net of guaranty fees and including ancillary income was 0.476% for the fiscal year ended September 30, 2000, 0.467% for the fiscal year ended September 30, 1999 and 0.468% for the period from February 11, 1998 to September 30, 1998. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

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



SERVICING PORTFOLIO COMPOSITION

     HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's originations and bulk servicing acquisitions. Ten states accounted for 59.4% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state is California with a 12.4% share of the total portfolio on September 30, 2000. Ten states accounted for 59.8% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state was California with a 11.8% share of the total portfolio on September 30, 1999. Ten states accounted for 59.3% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio on September 30, 1998, while the largest volume by state was California with a 14.1% share of the total portfolio. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

     The following table sets forth the geographic distribution of the Company's servicing portfolio as of September 30, 2000, September 30, 1999 and September 30, 1998:

                        SERVICING PORTFOLIO BY STATE (a)


                                 AT SEPTEMBER 30, 2000         AT SEPTEMBER 30, 1999          AT SEPTEMBER 30, 1998
                                 ---------------------         ---------------------          ---------------------
    (DOLLARS IN MILLIONS)        UPB          % OF UPB         UPB          % OF UPB          UPB          % OF UPB
                                 ---          --------         ---          --------          ---          --------


    California                  $ 18,924         12.4%        $ 16,334        11.8%          $ 15,859         14.1%
    Florida                       13,221          8.7           13,424         9.7             15,750         14.0
    Illinois                      12,322          8.1           11,740         8.5              5,544          4.9
    Texas                          8,911          5.9            7,825         5.6              7,772          6.9
    Michigan                       8,346          5.5            6,981         5.0                 (b)          (b)
    Connecticut                    6,749          4.4            6,737         4.9                 (b)          (b)
    New York                       6,285          4.1            4,809         3.5              3,144          2.8
    Massachusetts                  5,903          3.9            6,295         4.5              6,190          5.5
    Maryland                       5,012          3.3            4,924         3.5              4,498          4.0
    Georgia                        4,669          3.1            3,936         2.8              3,676          3.3
    Arizona                        4,558          3.0            4,402         3.2              4,405          3.9
    Indiana                        4,620          3.0            4,240         3.1                 (b)          (b)
    Other (b)                     52,724         34.6           47,101        33.9             45,571         40.6
                                --------        -----         --------       -----           --------        -----
    Total                       $152,244        100.0%        $138,748       100.0%          $112,409        100.0%
                                ========        =====         ========       =====           ========        =====

(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased but not yet on the servicing system of $21.1 billion at September 30, 2000, $6.9 billion at September 30, 1999, and $3.4 billion at September 30, 1998. The increased amount in fiscal year 2000 was due to the increase in bulk acquisitions during the fourth quarter that had not been transferred onto the servicing system.

(b) No other state represents more than 3.0% of HomeSide's servicing portfolio at September 30, 2000, September 30, 1999 or September 30, 1998.

SERVICING PORTFOLIO BY LOAN TYPE

     At September 30, 2000, HomeSide's servicing portfolio consisted of $53.5 billion of FHA/VA servicing and $119.8 billion of conventional servicing. At September 30, 1999, HomeSide's servicing portfolio consisted of $44.2 billion of FHA/VA servicing and $101.4 billion of conventional servicing. At September 30, 1998, HomeSide's servicing portfolio consisted of $47.5 billion of FHA/VA servicing and $68.3 billion of conventional servicing.

     The weighted average interest rate of the loans in the Company's servicing portfolio was 7.58% at September 30, 2000, 7.44% at September 30, 1999, 7.72% at September 30, 1998. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:

                    SERVICING PORTFOLIO BY INTEREST RATE (a)



                             AT SEPTEMBER 30, 2000                 AT SEPTEMBER 30, 1999                  AT SEPTEMBER 30, 1998
                             ---------------------                 ---------------------                  ---------------------
                         UPB                                 UPB                                   UPB
                     (DOLLARS IN   % OF     CUMULATIVE    (DOLLARS IN    % OF     CUMULATIVE    (DOLLARS IN   % OF     CUMULATIVE
INTEREST RATE         MILLIONS)    UPB       % OF UPB      MILLIONS)      UPB     % OF UPB       MILLIONS)    UPB      % OF UPB
-------------        -----------   ----     ----------    -----------    ----     ----------    -----------   ----     ----------

Less than 6.0%       $    397      0.5%        0.3%        $    631       0.5%        0.5%        $  1,113     1.0%         1.0%
6.0% to 6.9%           30,821     20.2        20.5           32,353      23.3        23.8           13,491    12.0         13.0
7.0% to 7.9%           75,520     49.6        70.1           77,552      56.0        79.8           56,217    50.0         63.0
8.0% to 8.9%           37,596     24.7        94.7           22,258      16.0        95.8           33,012    29.4         92.4
9.0% to 9.9%            6,340      4.2        98.9            4,085       2.9        98.7            5,907     5.2         97.6
10.0% to 10.9%          1,218      0.8        99.7            1,435       1.0        99.7            2,081     1.8         99.4
Over 11.0%                352      0.3       100.0              434       0.3       100.0              588     0.6        100.0
                     -----------------                     ------------------                     ----------------
             Total   $152,244    100.0%                    $138,748     100.0%                    $112,409   100.0%
                     =================                     ==================                     ================

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

     For HomeSide, servicing losses on investor-owned loans and foreclosure-related expenses, primarily representing losses on VA loans, totaled $33.3 million for the fiscal year ended September 30, 2000, $31.7 million for the fiscal year ended September 30, 1999 and $21.2 million for the period February 11, 1998 to September 30, 1998. Management believes that it has an adequate level of reserve for servicing losses on investor-owned loans based on HomeSide's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

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

     HomeSide's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using sophisticated cash flow valuation tools. Key assumptions involved in the valuation include servicing costs and revenues, market discount rates, prepayment speeds and a number of other variables. The value is then analyzed under various interest rate scenarios that help HomeSide estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically used by HomeSide, the relationship between mortgage rates, Treasury rates, swap rates, volatility and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities" for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998.

SERVICING TECHNOLOGY

     HomeSide's proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of technology providers.

     HomeSide expects to achieve significant competitive advantages over time through the use of its proprietary servicing software. At September 30, 2000, approximately 1.9 million loans were serviced on the proprietary servicing system. This architecture will support HomeSide's portfolio growth up to approximately twice the number of loans typically serviced on a single system and is also used by the National to service its growing loan portfolio. The system will also permit continued development of workflow and other client-server applications, contributing to increased productivity.

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

COMPETITION

     Mortgage bankers operate in a highly competitive and fragmented market. As of September 30, 2000, the largest originator of loans represented 7.1% of the market and the largest servicer represented 8.4%, while the top 30 originators and servicers represented 64.7% and 61.2% of their markets, respectively, based on data published by Inside Mortgage Finance.


             TOP 10 ORIGINATORS AND SERVICERS (DOLLARS IN BILLIONS)


ORIGINATIONS FOR FIRST NINE MONTHS - 2000            SERVICING PORTFOLIO AT SEPTEMBER 30, 2000
-----------------------------------------            -----------------------------------------

 1  Chase Home Finance, NJ                   $53.9    1  Wells Fargo Home Mortgage, IA                     $430.5
 2  Wells Fargo Home Mortgage, IA             48.3    2  Chase Home Finance, NJ                             353.7
 3  Countrywide Credit Industries, CA         43.2    3  Bank of America Consumer Real Estate Lending, NC   334.5
 4  Bank of America Mtg. & Affiliates, NC     40.5    4  Countrywide Credit Industries, CA                  274.3
 5  Washington Mutual, WA                     38.0    5  Washington Mutual, WA                              180.9
 6  ABN AMRO Mortgage Group, IL               16.4    6  HomeSide Lending, Inc., FL                         173.3
 7  Cendant Mortgage Services, NJ             16.3    7  GMAC Mortgage Corp., PA                            160.5
 8  National City Mortgage Co., OH            15.5    8  Fleet Mortgage Group, SC                           132.9
 9  Fleet Mortgage Group, SC                  15.3    9  First Nationwide Mortgage, CA                      110.6
10  PNC Mortgage, IL                          14.9   10  ABN AMRO Mortgage Group, IL                        104.2

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

     The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 44% as of September 30, 2000.

EMPLOYEES

     As of September 30, 2000, September 30, 1999 and September 30, 1998, respectively, HomeSide had approximately 2,340 total employees, 2,611 total employees and 2,356 total employees, substantially all of whom were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2. PROPERTIES

     HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities which comprise 144,227 square feet of owned space and approximately 397,054 square feet of leased space. Included in the leased total is approximately 81,025 square feet of warehouse space used for storing certain loan files, loan servicing documents, furniture, fixtures and equipment. In addition, HomeSide leases approximately 180,699 square feet of office space in various locations across the United States.

At September 30, 2000, HomeSide owned a 190,000 square feet building in San Antonio, Texas of which HomeSide occupies 77%, or approximately 146,300 square feet. In October 2000, HomeSide entered into a sale/lease-back contract on this building (see Note 20 of the Consolidated Financial Statements).

HomeSide believes that its current facilities are adequate for its present operations.

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

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and operating information of HomeSide set forth below for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998, should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide included elsewhere in this document. See Item 6 on page 46 for the selected consolidated financial data of HomeSide Inc., Predecessor. The periods presented coincide with the commencement of operations of HomeSide and the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements):



(DOLLAR AMOUNTS IN THOUSANDS)
                                                      FOR THE PERIOD      FOR THE PERIOD      FOR THE PERIOD
                                                    OCTOBER 1, 1999 TO  OCTOBER 1, 1998 TO  FEBRUARY 11, 1998 TO
                                                    SEPTEMBER 30, 2000  SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                    ------------------  ------------------  --------------------
SELECTED STATEMENT OF EARNINGS DATA:

Revenues:
     Mortgage servicing fees                          $     732,164       $     609,522     $     315,510
     Amortization of mortgage servicing rights             (405,728)           (409,929)         (191,693)
                                                      -------------       -------------     -------------
         Net servicing  revenue                             326,436             199,593           123,817
     Interest income                                        121,951             181,173            99,749
     Interest expense                                      (168,651)           (132,161)          (70,761)
                                                      -------------       -------------     -------------
            Net interest (expense) revenue                  (46,700)             49,012            28,988
     Net mortgage origination revenue                        68,475             155,937            79,179
     Other income                                             5,683               5,844            11,028
                                                      -------------       -------------     -------------
              Total revenues                                353,894             410,386           243,012
Expenses:
     Salaries and employee benefits                         112,634             132,716            73,983
     Occupancy and equipment                                 31,980              28,319            13,107
     Servicing losses on investor-owned loans                33,301              31,749            21,202
        and foreclosure related expenses
    Goodwill amortization                                    35,896              35,817            22,780
     Other  expenses                                         52,502              60,939            39,825
                                                      -------------       -------------     -------------
            Total expenses                                  266,313             289,540           170,897
Income before income taxes                                   87,581             120,846            72,115
Income tax expense                                           38,269              59,181            37,009
                                                      -------------       -------------     -------------
Net income                                            $      49,312       $      61,665     $      35,106
                                                      =============       =============     =============
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Mortgage loans held for sale, net                     $   1,441,216       $   1,292,562     $   2,048,989
Mortgage servicing rights, net                            4,464,312           3,488,957         1,779,180
Total assets                                              7,267,033           6,391,355         5,751,557
Bank credit facility                                      1,735,400           1,505,401         2,749,000
Commercial Paper                                          1,500,000           1,163,903              --
Long-term debt                                            1,899,772           1,331,292         1,337,783
Total liabilities                                         5,993,816           5,117,813         4,488,605
Total stockholders' equity                                1,273,217           1,273,542         1,262,952
                                                      =============       =============     =============
SELECTED OPERATING DATA:
Volume of loan production                             $  20,286,100       $  30,933,088     $  16,826,364
Loan servicing portfolio (at period end)                173,310,242         145,551,780       115,800,362
Loan servicing portfolio (average
         outstanding during the period)                 153,965,875         130,413,226       107,821,822
Weighted average interest rate of the
          servicing portfolio (at period end)                  7.58%               7.44%             7.72%
Weighted average servicing fee of the
          servicing portfolio, net of guaranty fees           0.476%              0.467%            0.468%
         and including ancillary income
        (for the period)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOMESIDE - FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
         AND FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

GENERAL

HomeSide International, Inc. (the "Company" or "HomeSide"), through its wholly-owned subsidiary, HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 12th largest mortgage loan originator and the 6th largest servicer in the United States at September 30, 2000 based on data published by Inside Mortgage Finance.

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of the Company. As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill, which was reduced by $15.7 million in September 2000 (see Note 3 of the Consolidated Financial Statements). Following the transaction described above, the National owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National. The Company also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.

The following periods presented coincide with the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements). HomeSide's operating results are not directly comparable to the historical operating results of HomeSide, Inc. Predecessor due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost).

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

Loan Production Activities

As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. HomeSide also purchases servicing rights in bulk from time to time. By focusing on production channels with a variable cost structure, HomeSide minimizes the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost loan origination networks, HomeSide is positioned to weather a variety of interest rate environments. For the nine months ended September 30, 2000, HomeSide was ranked the twelfth largest originator in the United States, according to Inside Mortgage Finance, with approximately 1.9% market share of the estimated $.8 trillion single-family mortgage origination market.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 (in millions):


                                     FOR THE FISCAL       FOR THE FISCAL     FOR THE PERIOD FROM
                                       YEAR ENDED           YEAR ENDED      FEBRUARY 11, 1998 TO
                                   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                   ------------------   ------------------  --------------------

Wholesale:
  Correspondent                        $ 8,660               $17,927              $11,309
  Co-issue(a)
                                         9,053                 7,737                2,906
  Broker
                                         1,945                 3,818                1,980
                                       -------               -------              -------
    Total wholesale
                                        19,658                29,482               16,195
Direct
                                           628                 1,451                  631
                                       -------               -------              -------
   Total production
                                        20,286                30,933               16,826
Bulk acquisitions(b)
                                        28,624                35,608               18,947
                                       -------               -------              -------
   Total production and acquisitions   $48,910               $66,541              $35,773
                                       =======               =======              =======

-----------------

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

Total loan production, excluding bulk acquisitions, was $20.3 billion for the fiscal year ended September 30, 2000 compared to $30.9 billion for the fiscal year ended September 30, 1999, a 34% decrease year over year. Total loan production, excluding bulk acquisitions, was $16.8 billion for the period from February 11, 1998 to September 30, 1998.

Correspondent lending volume decreased 52% from the prior year. For fiscal year 1999, correspondent lending volume was approximately equal to the period from February 11, 1998 to September 30, 1998, on an annualized basis. Co-issue volume increased 17% from the prior year. For fiscal year 1999, co-issue volume increased 66%, on an annualized basis, compared to the period from February 11, 1998 to September 30, 1998. The decrease in fiscal year 2000 in correspondent lending volume was due to the increased interest rates during the year. A major contributor to fiscal year 2000 co-issue volumes and fiscal year 1999 correspondent and co-issue volumes were the additions of Bank One and People's Bank as Preferred Partners on June 5, 1998 and November 23, 1998, respectively. As Preferred

Partners, Bank One and People's Bank will sell a significant portion of the residential mortgage loans they originate to HomeSide over five years. Another contributor to the increase in co-issue volume of fiscal year 2000 and 1999 was the strategic alliance formed on June 15, 1999 between HomeSide and Cendant, one of the largest retail mortgage loan originators in the United States. Cendant agreed to sell up to $7 billion of servicing assets annually to HomeSide for a five-year period. On March 31, 2000, HomeSide and Cendant entered into a replacement agreement. Cendant has agreed to sell the servicing rights of up to $9.0 billion in mortgage loans and no less than an amount based on their quarterly flow volume per year to HomeSide through March 31, 2004.

On May 29, 1998, HomeSide purchased the operations of NationsBank's subsidiary, Loan America, a national broker network. This purchase is contributing to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. The broker channel volume decreased 49% from the prior year due to the interest rate environment of fiscal year 2000. For fiscal year 1999, the broker channel volume increased 21% from the period from February 11, 1998 to September 30, 1998, on an annualized basis, due to the low interest rate environment of fiscal year 1999.

Consumer direct lending volume decreased 57% from the prior year due to the impact of the increased interest rates on the origination market. For fiscal year 1999, consumer direct lending volume increased 44%, on annualized basis, from the period from February 11, 1998 to September 30, 1998 due to the high refinancing levels during fiscal year 1999. HomeSide made significant investments during the fiscal year ended 1999 in its consumer direct technology platform. This advanced platform combines telephone and internet loan origination capabilities. In July 2000, HomeSide announced its online mortgage solution, an e-commerce based origination service that is powered by Fannie Mae's technology and features HomeSide's proprietary mortgage platform.

The interest rate environment has significantly affected the size of the mortgage origination market, primarily refinances. When interest rates decline, increasing numbers of mortgagors refinance their loans. As a result, the mortgage origination market grows. During 1998 and 1999, periods of high refinances, HomeSide strived to keep production at sustainable levels should the market size decrease. As an alternative, HomeSide emphasizes its acquisitions strategy to maintain and increase the servicing portfolio.

As part of this acquisition strategy, HomeSide completed bulk acquisitions totaling $28.6 billion, $35.6 billion, and $18.9 billion for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998, respectively. These purchases were a continuation of HomeSide's targeted approach to grow the servicing portfolio. Included in bulk acquisitions for the fiscal year ended 2000 are the rights to service $6.2 billion in mortgage loans purchased from Old Kent Mortgage Company, $5.5 billion in mortgage loans purchased from South Trust Mortgage Corporation, $5.0 billion in mortgage loans purchased from Chase Mortgage Company, and $3.4 billion in mortgage loans purchased from Colonial Bank. Included in bulk acquisitions for the fiscal year ended 1999 is the March 4, 1999 purchase of First Chicago NBD Mortgage Company's $18.0 billion servicing portfolio. This acquisition is an expansion of HomeSide's strategic alliance with Bank One. In addition, First Chicago has committed to sell the servicing rights associated with its residential mortgage originations to HomeSide on a flow basis. Also included in 1999 bulk acquisitions are the rights to service $5.0 billion in mortgage loans purchased from People's Bank on November 23, 1998 and $8.8 billion in mortgage loans purchased from Cendant during the fiscal year. Included in bulk acquisitions for the period from February 11, 1998 to September 30, 1998 is the $16.6 billion servicing portfolio purchased from Bank One on June 5, 1998.


Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $173.3 billion, HomeSide services the loans of approximately
1.9 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. At September 30, 2000, HomeSide was ranked the sixth largest servicer in the United States, with approximately 3.4% market share of the $5.1 trillion single family mortgages outstanding, according to Inside Mortgage Finance

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998 (in millions):



                                                      FOR THE FISCAL               FOR THE FISCAL            FOR THE PERIOD FROM
                                                        YEAR ENDED                   YEAR ENDED             FEBRUARY 11, 1998 TO
                                                    SEPTEMBER 30, 2000           SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                                    ------------------           ------------------         ---------------------

Balance at beginning of period                           $145,552                     $115,800                    $ 99,956
Additions                                                  48,910                       66,541                      35,773
Reductions:
   Scheduled amortization                                   4,268                        3,386                       1,749
   Prepayments                                             15,640                       30,413                      16,959
   Foreclosures                                             1,045                        1,296                         848
   Sales of servicing                                         199                        1,694                         373
                                                         --------                     --------                    --------
Total reductions                                           21,152                       36,789                      19,929
                                                         --------                     --------                    --------
Balance at end of period                                 $173,310                     $145,552                    $115,800
                                                         ========                     ========                    ========


The number of loans serviced at September 30, 2000 was 1,932,370 compared to 1,669,051 at September 30, 1999 and 1,409,595 at September 30, 1998. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to efficiently servicing HomeSide's future portfolio growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. HomeSide had substantially converted its loan servicing portfolio to its proprietary servicing software at September 30, 1998.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998:

Summary

HomeSide's net income was $49.3 million, $61.7 million, and $35.1 million for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $85.2 million for the year ended September 30, 2000, $97.5 million for the year ended September 30, 1999, and $57.9 million for the period from February 11, 1998 to September 30, 1998. Total revenues were $353.9 million for the fiscal year ended September 30, 2000, $410.4 million for the fiscal year ended September 30, 1999, and $243.0 million for the period from February 11, 1998 to September 30, 1998. Decreases in net income and revenues for the fiscal year 2000 compared to fiscal year 1999 were primarily attributable to decreases in loan production volumes due to increased interest rates. Annualized increases in net income and revenues for the fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 mainly resulted from increases in loan production volumes and growth in the servicing portfolio through strategic bulk acquisitions. The U.S. housing market experienced record low mortgage rates and high mortgage prepayment activity during fiscal year 1999. Total expenses decreased for the fiscal year ended September 30, 2000 from the fiscal year ended September 30, 1999 as a result of decreases in production volume. Total expenses increased on an annualized basis for the fiscal year ended September 30, 1999 from the period February 11, 1998 to September 30, 1998 as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio, and high loan pre-payment activity.

Net Servicing Revenue

Net servicing revenue was $326.4 million for the fiscal year ended September 30, 2000 compared to $199.6 million for the fiscal year ended September 30, 1999 and $123.8 million for the period from February 11, 1998 to September 30, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

Mortgage servicing fees increased 20% to $732.2 million for the fiscal year ended September 30, 2000 from $609.5 million for the fiscal year ended September 30,1999. Mortgage servicing fees increased 21% in fiscal year 1999, on an annualized basis, from $315.5 million for the period from February 11, 1998 to September 30, 1998. These increases were primarily as a result of strategic acquisitions and growth of the servicing portfolio through loan production channels. Mortgage servicing fees were $315.5 million for the period from February 11, 1998 to September 30,1998. The servicing portfolio increased to $173.3 billion at September 30, 2000 compared to $145.6 billion at September 30, 1999 and $115.8 billion at September 30, 1998, due to additional production volume and bulk acquisitions, partially offset by loan prepayments and scheduled amortization. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.58% at September 30, 2000, 7.44% at September 30, 1999, and 7.72% at September 30, 1998. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.476% for the fiscal year ended September 30, 2000, 0.467% for the fiscal year ended September 30, 1999 and 0.468% for the period from February 11, 1998 to September 30, 1998.

Amortization expense decreased to $405.7 million for the fiscal year ended September 30, 2000 from $409.9 million for the fiscal year ended September 30, 1999 due to decreased prepayment rates. Amortization expense was $191.7 million for the period from February 11, 1998 to September 30, 1998. Amortization expense increased in fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 due to increased prepayment rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense, while an increase in rates results in a decrease in prepayment estimates. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. Conversely, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and lower amortization expense.


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

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide's loan production volumes. Higher loan production volumes result in higher average balances of loans held for sale and consequently higher levels of interest income earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans. Conversely, as interest rates rise, fewer borrowers refinance their mortgages, resulting in a decrease in the mortgage origination market. Lower loan production volumes result in lower average balances of loans held for sale and consequently lower levels of interest income from interest earned on such loans prior to their sale. This lower level of interest income due to decreased volumes is partially offset by the higher rates earned on the loans.

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

Net interest (expense) revenue totaled $(46.7) million for the fiscal year ended September 30, 2000 compared to $49.0 million for the fiscal year ended September 30, 1999, and $29.0 million for the period from February 11, 1998 to September 30, 1998. Net interest earned on mortgage loans held for sale decreased as a result of decreased production during the fiscal year ended September 30, 2000. Net interest revenue was also decreased by increased interest expense on borrowings to fund the mortgage servicing assets. These decreases to net interest revenue were partially offset by increased credits earned on escrow deposits due to higher interest rates during the fiscal year ended September 30, 2000. During the fiscal year ended September 30, 1999, net interest earned on mortgage loans held for sale increased compared to the period from February 11, 1998 to September 30, 1998 as a result of increased production, on an annualized basis. Credits earned on escrow deposits increased, on an annualized basis, due to an increase in loan prepayments during the fiscal year ended September 30, 1999 compared to the period from February 11, 1998 to September 30, 1998. These increases during fiscal year 1999 were partially offset by increased interest expense on borrowings to fund the growing mortgage servicing assets.

During the fiscal year 1999, HomeSide diversified funding sources by establishing a $1.5 billion commercial paper program and increasing its medium-term note shelf registration by $1.0 billion. In June 1998, HomeSide established a line of credit with the National with the borrowing rate of LIBOR. The line of credit agreement was amended on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.0 billion.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $68.5 million for the fiscal year ended September 30, 2000 compared to $155.9 million for the fiscal year ended September 30, 1999 and $79.2 million for the period from February 11, 1998 to September 30, 1998. This decrease in fiscal year 2000 is attributable to a decrease in HomeSide's loan production volumes and margins resulting from decreases in refinancing levels, pricing competition, and the overall origination market during fiscal year 2000. Net mortgage origination revenue increased during fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 due to an annualized increase in HomeSide's loan production volumes resulting from increases in refinancing levels and the overall origination market through the third quarter of fiscal 1999.


Other Income

Other income of $5.7 million for the fiscal year ended September 30, 2000 was relatively flat compared to $5.8 million for the fiscal year ended September 30, 1999. Other income was $11.0 million for the period from February 11, 1998 to September 30, 1998. Other income decreased during fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 primarily due to the prior year recognition of income in relation to payments received for termination of the Preferred Seller arrangement with NationsBank that resulted from the NationsBank acquisition of Barnett.


Salaries and Employee Benefits

Salaries and employee benefits expense was $112.6 million for the fiscal year ended September 30, 2000 compared to $132.7 million for the fiscal year ended September 30, 1999 and $74.0 million for the period from February 11, 1998 to September 30, 1998. The average number of full-time equivalent employees decreased to 2,340 for the fiscal year ended September 30, 2000 from 2,611 for the fiscal year ended September 30, 1999 and 2,356 for the period from February 11, 1998 to September 30, 1998. The decrease in fiscal year 2000 was due to decreased production volume while the increase in fiscal year 1999 was due to increased production volume.

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the fiscal year ended September 30, 2000 was $32.0 million compared to $28.3 million for the fiscal year ended September 30, 1999 and $13.1 million for the period from February 11, 1998 to September 30, 1998. The increases were mainly due to increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

During the fiscal year ended September 30, 2000, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $33.3 million compared to $31.7 million for the fiscal year ended September 30, 1999 and $21.2 million for the period from February 11, 1998 to September 30, 1998. The increase was primarily attributable to an increase in loan charge-offs related to the increase in the servicing portfolio.

Included in accounts payable and accrued liabilities is a reserve for estimated servicing losses on investor-owned loans of $16.7 million at September 30, 2000 and September 30, 1999 and $21.7 million at September 30, 1998. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. The reserve was reduced to $16.7 in fiscal 1999 based on a reduction in charge-off and delinquency trends and changes in HomeSide's portfolio characteristics. Although the delinquency rates decreased in fiscal year 2000, the reserve was not reduced in fiscal year 2000 due to an increase in servicing losses, primarily related to growth in the servicing portfolio. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.


The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)


                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            1999
                                            -------------   -------------   -------------

Servicing Portfolio Delinquencies,
 excluding bankruptcies (at end of period)
          30 days                               2.81%           3.33%          3.72%
          60 days                               0.62%           0.64%          0.81%
          90+ days                              0.55%           0.53%          0.65%
                                                -----           -----          -----
               Total past due                   3.98%           4.50%          5.18%
                                                =====           =====          =====

          Foreclosures pending                  0.45%           0.61%          0.70%
                                                =====           =====          =====

Weighted average portfolio age in months        47.9            44.1            46.1


Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses, excluding goodwill amortization of $35.9 million resulting from the acquisition of HomeSide by the National, were $52.5 million during the fiscal year ended September 30, 2000, compared to $60.9 million for the fiscal year ended September 30, 1999 excluding goodwill amortization of $35.8 million, a 14% decrease. Other expenses, excluding goodwill amortization of $22.8 million, were $39.8 million for the period from February 11, 1998 to September 30, 1998. The decrease in fiscal year 2000 as well as the annualized decrease in fiscal year 1999 were primarily due to lower consulting, advertising, litigation and insurance expenses associated with a decrease in production volumes and loan pre-payment activity during fiscal year 2000 and the fourth quarter of fiscal year 1999.

Income Tax Expense

HomeSide's income tax expense was $38.3 million for the fiscal year ended September 30, 2000, $59.2 million for the fiscal year ended September 30, 1999, and $37.0 million for the period from February 11, 1998 to September 30, 1998. The effective income tax rate for the fiscal year ended September 30, 2000, for the fiscal year ended September 30, 1999, and for the period from February 11, 1998 to September 30, 1998 was approximately 44%, 49%, and 51%, respectively. The decrease in income tax expense for fiscal year 2000 was due to decreases in income before income taxes, as well as the decreases in the effective income tax rate primarily resulting from a change in the geographic mix of the portfolio into states with lower tax rates and a decrease in production volume in states with higher tax rates. The annualized increase in fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 was due to the increase in income before income taxes, on an annualized basis.


RISK MANAGEMENT ACTIVITIES

HomeSide has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value primarily due to increases in estimated loan prepayment speeds, which are mainly influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide expects to receive from servicing such loans is reduced. When interest rates increase, prepayment rates decline and influence an increase in expected cash flows. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase and increases as prepayments decline.

During the fiscal year ended September 30, 2000, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, options on Eurodollar futures, Eurodollar futures, interest rate swaps, interest rate swaptions, interest rate caps, mortgage pass-throughs and options on mortgage pass-throughs to protect a significant portion of the value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in the value of HomeSide's mortgage servicing rights.

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

During the fiscal year ended September 30, 2000, deferred losses on risk management contracts aggregated $260.3 million and were substantially offset by increases in the value of mortgage servicing rights. Activity in the deferred hedge account during the fiscal year ended September 30, 2000 is as follows (in thousands):


   Net deferred hedge loss at October 1, 1999                 $(494,743)
   Net deferred hedge losses                                   (260,259)
   Amortization of hedge losses                                  64,386
                                                              ---------
   Net deferred hedge loss at September 30, 2000              $(690,616)
                                                              =========

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS 133." SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or (c) a hedge of certain foreign currency exposures. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000.

Pursuant to SFAS 133, hedge ineffectiveness will be recognized in current period earnings based on the extent to which changes in the value of designated hedge instruments do not perfectly offset changes in the value of hedged items. Accordingly, a level of earnings volatility can be expected which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation. Refer to Note 3 to the Consolidated Financial Statements.

HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at September 30, 2000 was ($44.6) million. This amount is comprised of over the counter options on U.S. treasury bonds/notes, interest rate swaps, caps and swaptions with a fair value of $(73.0) million, partially offset by mortgage pass-throughs and options on mortgage pass-throughs with a fair market value of $28.4 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheets. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts. See Notes 12 and 13 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks and from the National, commercial paper, medium-term notes and cash flow from operations. In the past, the Company has also utilized short-term credit facilities.

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

Operations

Net cash provided by operations was $513.4 million for the fiscal year ended September 30, 2000 and $1,444.6 million for the fiscal year ended September 30, 1999. Net cash used in operations for the period from February 11, 1998 to September 30, 1998 was $415.7 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales. Increases in long term rates generally result in lower loan refinancing activity, which results in lower cash demands to meet production levels.

Investing

Net cash used in investing activities was $1,461.6 million, $1,374.1 million, and $611.8 million for the fiscal year ended September 30, 2000, for the fiscal year ended September 30, 1999, and for the period from February 11, 1998 to September 30, 1998, respectively. For the fiscal years ended September 30, 2000 and September 30, 1999, cash was used for the purchase and origination of mortgage servicing rights, the purchase of risk management contracts and the purchase of premises and equipment. Uses of cash were partially offset by cash provided by early pool buyout reimbursements. For the period from February 11, 1998 to September 30, 1998, cash was used for the purchase and origination of mortgage servicing rights, funding the early pool buyout program, the acquisition of Banc One Mortgage servicing assets, and the purchase of premises and equipment. These uses of cash were offset by net proceeds from risk management contracts. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash provided by financing activities was $856.1 million for the fiscal year ended September 30, 2000, $97.3 million for the fiscal year ended September 30, 1999, and $1,030.4 million for the period from February 11, 1998 to September 30, 1998. The primary source of cash from financing activities during the fiscal year ended September 30, 2000 was from the issuance of medium-term notes, issuance of commercial paper, and net borrowings from HomeSide's line of credit. Cash used in financing activities during the fiscal year ended September 30, 2000 was for the re-payment of medium-term and short-term notes and dividends paid to the National. The primary source of cash from financing activities during the fiscal year ended September 30, 1999 was from the issuance of commercial paper and short-term notes. Cash used in financing activities during the fiscal year ended September 30, 1999 was for the re-payment of borrowings from HomeSide's line of credit and dividends to the National. The primary source of cash from financing activities during the period from February 11, 1998 to September 30, 1998 was from the issuance of medium-term notes and net borrowings from HomeSide's line of credit. Cash used in financing activities during the period from February 11, 1998 to September 30, 1998 was used for the payment of debt issue costs.

During the fiscal year ended September 30, 2000, net cash provided by operations was $513.4 million, net cash used in investing activities was $1,461.6 million and net cash provided by financing activities was $856.1 million, resulting in a net decrease in cash of $92.1 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analyses described above were applied to the Company's rate-sensitive assets, liabilities, commitments and the Company's on- and off-balance sheet financial instruments at September 30, 2000. The sensitivity analyses reflect that a sudden and sustained 50 basis point increase in rates would result in a negative variance to net income of approximately $14.0 million over a simulated 12-month period. A sudden and sustained 50 basis point decrease in rates would result in a positive variance to net income of approximately $10.0 million over a simulated 12-month period. Neither rate scenario reflected impairment of rate-sensitive assets. The sensitivity analyses are based on planned product volumes and margins and a number of assumptions, which are regularly updated to reflect the Company's latest views on the business and interest rate environments.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities",
Note 12, "Disclosures About Fair Value of Financial Instruments" and Note 13, "Risk Management and Off-Balance Sheet Financial Instruments" in the Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
HomeSide International, Inc.

We have audited the accompanying consolidated balance sheets of HomeSide International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the years ended September 30, 2000 and 1999 and the period from February 11, 1998 to September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeSide International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 and the period from February 11, 1998 to September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Jacksonville, Florida
October 20, 2000

                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)




                                              SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                              ------------------  ------------------
ASSETS

Cash and cash equivalents                          $  110,737           202,859
Mortgage loans held for sale, net                   1,441,216         1,292,562
Mortgage servicing rights, net                      4,464,312         3,488,957
Early pool buyout advances                            141,255           335,059
Accounts receivable, net                              324,028           255,759
Premises and equipment, net                            80,052            67,900
Goodwill, net                                         612,018           663,729
Other assets                                           93,415            84,530
                                                   ----------        ----------

Total Assets                                       $7,267,033        $6,391,355
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities           $  587,275        $  666,442
Notes Payable                                       3,235,400         2,899,304
Long-term debt                                      1,899,772         1,331,292
Deferred income taxes, net                            271,369           220,775
                                                   ----------        ----------
                                                   $5,993,816        $5,117,813
                                                   ----------        ----------

Commitments and Contingencies

Stockholder's Equity:
  Common stock:
    Class A Common stock, $.01 par value;
     100 shares authorized and 1 share issued
     and outstanding
    Class C non-voting common stock,
     $1.00 par value, 195,000 shares
     authorized; 0 shares issued and outstanding   $     --          $       --
  Additional paid-in capital                        1,231,302         1,231,302
  Retained earnings                                    41,915            42,240
                                                   ----------        ----------

Total Stockholder's Equity                          1,273,217         1,273,542
                                                   ----------        ----------

Total Liabilities and Stockholder's Equity         $7,267,033        $6,391,355
                                                   ==========        ==========



The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)




                                                     FOR THE FISCAL             FOR THE FISCAL          FOR THE PERIOD FROM
                                                       YEAR ENDED                 YEAR ENDED           FEBRUARY 11, 1998 TO
                                                   SEPTEMBER 30, 2000         SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                   ------------------         ------------------       --------------------

REVENUES:
Mortgage servicing fees                                 $732,164                    $609,522                   $315,510
Amortization of mortgage servicing rights               (405,728)                   (409,929)                  (191,693)
                                                        --------                    --------                   --------
    Net servicing revenue                                326,436                     199,593                    123,817

Interest income                                          121,951                     181,173                     99,749
Interest expense                                        (168,651)                   (132,161)                   (70,761)
                                                        --------                    --------                   --------
    Net interest (expense) revenue                       (46,700)                     49,012                     28,988
                                                        --------                    --------                   --------

Net mortgage origination revenue                          68,475                     155,937                     79,179
Other income                                               5,683                       5,844                     11,028
                                                        --------                    --------                   --------
    Total Revenues                                       353,894                     410,386                    243,012

EXPENSES:
Salaries and employee benefits                           112,634                     132,716                     73,983
Occupancy and equipment                                   31,980                      28,319                     13,107
Servicing losses on investor-owned loans
   and foreclosure-related expenses                       33,301                      31,749                     21,202
Goodwill amortization                                     35,896                      35,817                     22,780
Other expenses                                            52,502                      60,939                     39,825
                                                        --------                    --------                   --------
    Total Expenses                                       266,313                     289,540                    170,897

Income before income taxes                                87,581                     120,846                     72,115
Income tax expense                                        38,269                      59,181                     37,009
                                                        --------                    --------                   --------
Net Income                                              $ 49,312                    $ 61,665                   $ 35,106
                                                        ========                    ========                   ========



The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)



                                TOTAL                           ADDITIONAL
                              NUMBER OF      COMMON STOCK        PAID-IN       RETAINED
                                         ---------------------
                               SHARES     CLASS A    CLASS C     CAPITAL       EARNINGS         TOTAL
                            -------------------------------------------------------------------------------


Balance, February 11, 1998      1           $ --       $ --     $ 1,227,846     $    --       $1,227,846
Net income                                                                       35,106           35,106
                            -------------------------------------------------------------------------------
Balance, September 30, 1998     1             --         --       1,227,846      35,106        1,262,952

Net income                                                                       61,665           61,665
Dividends declared and                                                          (54,531)         (54,531)
paid to
   parent
Additional paid-in capital
  associated with
acquisition by                                                       3,456                         3,456
  the National
                            -------------------------------------------------------------------------------
Balance, September 30, 1999     1            --         --       1,231,302       42,240        1,273,542

Net Income                                                                       49,312           49,312
Dividends declared and                                                          (49,637)         (49,637)
paid to Parent
                            -------------------------------------------------------------------------------
Balance, September 30, 2000     1            --         --     $ 1,231,302     $ 41,915       $1,273,217
                            ===============================================================================













The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands),



                                                                   FOR THE FISCAL         FOR THE FISCAL      FOR THE PERIOD FROM
                                                                     YEAR ENDED             YEAR ENDED        FEBRUARY 11, 1998 TO
                                                                 SEPTEMBER 30, 2000     SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                                 ------------------     ------------------    --------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                            $49,312                $61,665                $35,106
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Amortization of mortgage servicing rights                           405,728                409,929                191,693
  Depreciation and amortization                                        45,994                 40,444                 24,595
  Servicing losses on investor-owned loans                              8,721                  5,523                  9,960
  Change in deferred income tax liability                              50,594                 60,255                 19,036
  Origination, purchase and sale of loans held for sale,
   net of repayments                                                 (148,654)               756,427               (689,585)
  Change in accounts receivable                                       (78,306)                 5,473                (11,694)
  Change in other assets and accounts payable and accrued
    liabilities                                                       179,986                104,894                  5,141
                                                                   ----------              ---------             ----------
    Net cash provided by (used in) operating activities               513,375              1,444,610               (415,748)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                               (24,594)               (30,561)               (20,067)
Acquisition of mortgage servicing rights                           (1,120,824)            (1,221,594)              (392,396)
Net (purchases of) proceeds from risk management contracts           (510,013)              (546,421)               387,276
Early pool buyout reimbursements (advances), net                      193,798                424,520               (385,580)
Acquisition of Banc One Mortgage servicing assets                          --                     --               (201,000)
                                                                   ----------              ---------             ----------
    Net cash used in investing activities                          (1,461,633)            (1,374,056)              (611,767)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings from (repayments to) banks                             229,999             (1,240,498)               624,044
Issuance of commercial paper, net of repayments                       336,097              1,163,903                     --
Issuance of medium term notes                                         885,000                     --                410,000
Issuance of notes payable                                                  --                230,000                     --
Repayment of notes payable                                           (230,000)                    --                     --
Payment of debt issue costs                                            (5,024)                  (708)                (3,262)
Repayment of long-term debt                                          (310,299)                  (869)                  (372)
Dividends paid to the National                                        (49,637)               (54,531)                    --
                                                                   ----------              ---------             ----------
    Net cash provided by financing activities                         856,136                 97,297              1,030,410

Net (decrease) increase in cash and cash equivalents                  (92,122)               167,851                  2,895
Cash and cash equivalents at beginning of period                      202,859                 35,008                 32,113
                                                                   ----------              ---------             ----------
Cash and cash equivalents at end of period                           $110,737               $202,859                $35,008
                                                                   ==========              =========             ==========


Supplemental disclosure of cash flow information:
Interest paid                                                         142,842                128,914                 62,325
Income taxes paid                                                         348                 18,847                  3,313
Income taxes refunded                                                  12,673                  4,192                      6






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

The Company was formerly known as HomeSide, Inc. ("HomeSide, Inc. Predecessor"). As discussed in Note 2, on February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. Predecessor and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. Predecessor commenced operations by acquiring BankBoston Mortgage Corporation, the mortgage banking subsidiary of the former BankBoston, N.A. on March 16, 1996. HomeSide, Inc. Predecessor subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998 and to HomeSide, Inc. Predecessor for the periods March 16, 1996 to February 28, 1997 and March 1, 1997 to February 10, 1998. The accompanying consolidated financial statements of HomeSide include the accounts of HomeSide and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition. Certain reclassifications have been made to the financial statements for the period from February 11, 1998 to September 30, 1998, to conform to the presentation for the years ended September 30, 2000 and September 30, 1999.

The accompanying financial statements of HomeSide International, Inc. have been prepared for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 10, 1998 to September 30, 1998 to coincide with the acquisition of HomeSide by the National and the subsequent adoption of a September 30 fiscal year end.

2. ORGANIZATION

On December 11, 1995, HomeSide, Inc. Predecessor was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston received cash and an ownership interest in HomeSide, Inc. Predecessor. The transaction closed on March 15, 1996 and HomeSide, Inc. Predecessor began operations on March 16, 1996.

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

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill. Goodwill from this transaction was reduced by $15.7 million in September 2000 (See Note 3). Following the transaction described above, the National now owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National. HomeSide also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.


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

Options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, Eurodollar futures, options on Eurodollar futures, mortgage pass-throughs, options on mortgage pass-throughs and interest rate swaps, caps, and swaptions are used by HomeSide to manage interest rate risk. When purchased, the risk management instruments are designated to a specific strata of mortgage servicing rights. The risk management instrument contracts are marked-to-market and changes in market value are included as adjustments to the basis of the related mortgage servicing right asset being hedged. Correlation between changes in the risk management contracts and changes in the value of HomeSide's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. If management's ongoing assessment of correlation indicates that high correlation is not being achieved, the Company will discontinue the application of hedge accounting and recognize a gain or loss to the extent the hedge results have not been offset by changes in value of the hedged asset during the hedge period.

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

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights along with deferred hedge gains and losses are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. At September 30, 2000 and September 30, 1999 book value approximated fair value and there was no impairment.

Cash

Cash and cash equivalents include cash and due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights and interest rate swaps for debt instruments are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. At September 30, 2000 and September 30, 1999, margin deposits amounted to approximately $84.0 million and $179.5 million, respectively.

Accounts receivable

Accounts receivable includes advances, consisting primarily of payments for property taxes and insurance premiums, accrued servicing fees, as well as principal and interest remitted to investors before they are collected from mortgagors, made in connection with loan servicing activities. Accounts receivable also includes interest receivable on loans held for sale and on margin account balances, loans purchased from mortgage-backed securities serviced by HomeSide for others and mortgage claims filed primarily with the Federal Housing Authority ("FHA") and the Veterans Administration ("VA").

Early pool buyout advances and sales

Early pool buyout advances consist of delinquent government loans in process of foreclosure that have been purchased from pools. The program reduces the unreimbursed interest expense that HomeSide incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense. Interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which are estimated as being uncollectible.

On November 30, 1998, HomeSide Lending formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide Lending's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Bank One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $487 million of delinquent mortgage loans were sold to HomeSide Funding during the fiscal year ended September 30, 1999. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. Approximately $112 million of delinquent mortgage loans were sold to HomeSide Funding during the fiscal year ended September 30,2000. At September 30, 2000 HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $29.4 million, which approximated fair value. Fair value is estimated based on discounted future net cash flows considering market default and prepayment estimates, historical default and prepayment rates, portfolio characteristics, and other economic factors.

Premises and equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range up to thirty years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the lease.

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired, an assessment of recoverability is performed prior to any write-down of the asset.

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

Goodwill

Goodwill, representing the excess of the purchase consideration over the fair value of the identifiable net assets acquired on the date of acquisition, is recognized as an asset. Goodwill is amortized from the date of acquisition by systematic charges on a straight-line basis against income over the period in which the benefits are expected to arise, but not exceeding 20 years. Accumulated goodwill amortization was $94.8 million at September 30, 2000 and $58.8 million at September 30, 1999, respectively. In September 2000, goodwill was reduced by $15.7 million due to a liability, established as a result of the merger, deemed no longer necessary. In fiscal year 1999, goodwill was increased by $3.3 million as a result of an adjustment to the purchase price by the National to include related acquisition costs. The carrying value of goodwill is reviewed at least annually and assessed for recoverability based on future undiscounted cash flows from operations. If the carrying value of goodwill exceeds the value of the expected future benefits, the difference is charged against income.

An analysis of goodwill, net is as follows (in thousands):

                                      SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                      ------------------     ------------------

Beginning balance                        $663,729                 $696,350
Amortization *                            (36,039)                 (35,960)
Goodwill adjustment                       (15,672)                   3,339
                                         --------                 --------
Ending balance                           $612,018                 $663,729
                                         ========                 ========

* For fiscal year 2000 and 1999, goodwill amortization included amortization from the acquisition of HomeSide by the National of $35.9 million and $35.8 million, respectively. Amortization also included $0.1 million for fiscal year 2000 and 1999 from the acquisition of Loan America.


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

New accounting standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS 133." SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or (c) a hedge of certain foreign currency exposures. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000.

The Company adopted SFAS 133 effective October 1, 2000 and recognized a cumulative-effect transition adjustment of approximately $1.4 million to increase pre-tax net income for the effect of the change in the accounting principle. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce accumulated other comprehensive income (OCI) by $14.4 million, effective October 1, 2000. The transition adjustment to OCI represents unrealized losses on derivative instruments that qualify as cash flow hedges of forecasted loan transactions. Cumulative gains in future cash flows associated with forecasted loan transactions are expected to offset the aforementioned unrealized losses included in OCI. Pursuant to SFAS 133, the balance in OCI will be reclassified into earnings when the hedged forecasted transaction affects earnings.

Pursuant to SFAS 133, hedge ineffectiveness will be recognized in current period earnings based on the extent to which changes in the value of designated hedge instruments do not perfectly offset changes in the value of hedged items. Accordingly, a level of earnings volatility can be expected which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") which replaces Statement No. 125. This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral along with requiring certain disclosures. This statement is effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not expect the requirements of this standard to have a significant impact on the financial statements.


4. ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance with Cendant Mortgage Corporation

On June 15, 1999, HomeSide announced that it had formed a strategic alliance with Cendant Mortgage Corporation. Cendant Mortgage had agreed to sell the servicing rights of up to $7.0 billion in mortgage loans annually to HomeSide over a five year period. For the year ended September 30, 1999, HomeSide purchased the rights to service $8.8 billion of Cendant Mortgage's portfolio, representing approximately 78,000 loans. On March 31, 2000, HomeSide and Cendant Mortgage entered into a replacement agreement. Cendant Mortgage has agreed to sell the servicing rights of up to $9.0 billion in mortgage loans annually, but no less than an amount based on their quarterly flow volume. The replacement agreement expires March 31, 2004. For the year ended September 30, 2000, HomeSide has purchased the rights to service $2.3 billion of Cendant Mortgage's portfolio, representing approximately 19,150 loans.


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


Acquisition of the Banc One Mortgage Corporation Servicing Assets

On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loan production to HomeSide over five years on a whole loan basis. The total purchase consideration for the mortgage servicing assets was $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of $16.6 billion. The transaction closed on June 5, 1998 and was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

The unaudited condensed pro forma statement of income for the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. period from March 1, 1997 to February 10, 1998, assuming the mortgage servicing assets of Banc One had been acquired as of the beginning of the period is as follows (in millions):



                                       PRO FORMA FOR THE PERIOD     PRO FORMA FOR THE PERIOD
                                       FROM FEBRUARY 11, 1998 TO      FROM MARCH 1, 1997 TO
                                           SEPTEMBER 30, 1998           FEBRUARY 10, 1998
                                       -------------------------    ------------------------

    Net servicing revenue                       $129.5                        $202.6
    Net interest  revenue                         29.5                           1.2
    Net mortgage origination revenue              81.1                          90.1
    Other income
                                                  11.0                           1.7
                                                ------                        ------
            Total revenues                       251.1                         295.6
    Expenses                                    (174.7)                       (162.1)
                                                ------                        ------
    Income before income taxes                    76.4                         133.5
    Income tax expense                           (38.7)                        (52.1)
                                                ------                        ------
     Net income                                 $ 37.7                        $ 81.4
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

Acquisition of Loan America's Mortgage Loan Network

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


5.  MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows
  (in thousands):
                                      SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                      ------------------     ------------------

Beginning balance                          $3,488,957            $1,779,180
Additions                                   1,120,824             1,221,594
Net deferred hedge loss                       260,259               898,112
Amortization                                 (405,728)             (409,929)
                                           ----------            ----------
Ending balance                             $4,464,312            $3,488,957
                                           ==========            ==========

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following
 (in thousands):
                                      SEPTEMBER 30, 2000     SEPTEMBER 30, 1999

Land                                       $   3,451              $   3,451
Buildings and building improvements            9,969                  9,932
Furniture and equipment                       37,475                 32,922
Software                                      41,761                 22,708
Leasehold improvements                        10,889                 10,375
                                           ---------              ---------
                                             103,545                 79,388
Accumulated depreciation and amortization    (23,493)               (11,488)
                                           ---------              ---------
Ending balance                             $  80,052              $  67,900
                                           =========              =========

As discussed in Note 20, on October 2, 2000, HomeSide entered into a sale-leaseback transaction for its facility in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value.

7.  RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

     An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):


                                       FOR THE FISCAL          FOR THE FISCAL
                                         YEAR ENDED               YEAR ENDED
                                     SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                     ------------------      ------------------
Beginning balance                        $ 16,650                 $ 21,650
Provision for servicing losses
  on investor-owned loans                   8,721                    5,523
Charge-offs                               (10,038)                 (11,040)
Recoveries                                  1,317                      517
                                         --------                 --------
Ending balance                           $ 16,650                 $ 16,650
                                         ========                 ========

8. NOTES PAYABLE

Notes payable consist of the following (in thousands):



                                                                             WEIGHTED AVERAGE INTEREST RATE
                                                                           -------------------------------------
                                                   TOTAL OUTSTANDING       AT PERIOD END       DURING THE PERIOD
                                                   -----------------       -------------       -----------------

Commercial Paper                                       $ 1,500,000             6.63%                 6.16%
National Australia Bank Unsecured Facility               1,735,400             6.70%                 6.25%
                                                       -----------
  Total, September 30, 2000                            $ 3,235,400             6.67%                 6.21%
                                                       ===========


Floating Rate Notes                                    $   230,000             5.67%                 5.67%
Commercial Paper                                         1,163,903             5.57%                 5.12%
National Australia Bank Unsecured Facility               1,505,401             5.46%                 5.22%
                                                       -----------
  Total, September 30, 1999                            $ 2,899,304             5.52%                 5.20%
                                                       ===========



On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by an independent syndicate of banks under a $2.0 billion credit facility. The outstanding commercial paper reduces available borrowings under the credit facility. At September 30, 2000 and September 30, 1999, the primary use of the credit facility was to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program and there were no amounts outstanding under the credit line. On October 16, 2000, HomeSide entered into a replacement agreement with a $1.5 billion credit facility which, at the request of HomeSide, may be increased to $2.5 billion. On October 15, 2002, the line of credit will terminate (see Note 20). Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option
(A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.35% or (B) various rates based on federal fund rates. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. HomeSide is in compliance with all requirements included in the credit agreement.

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The facility was renewed on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, the National's limit to lend funds to HomeSide, a non-bank affiliate, was approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate.

On August 16, 1999, HomeSide issued $230.0 million in floating rate notes (the "Floating Rate Notes") due August 16, 2000. Interest was paid quarterly in arrears on November 16, February 16, May 16, and August 16. The Floating Rate Notes were unsecured obligations of HomeSide and ranked equally with all other unsecured and unsubordinated indebtedness of HomeSide. The per annum interest rate on the Floating Rate Notes was equal to the three-month LIBOR, reset quarterly, plus twenty basis points, or 0.20%. The Floating Rate Notes were paid in full on August 16, 2000.


9. LONG-TERM DEBT

Long-term debt, including the fair value adjustments resulting from the merger with the National, consists of the following (in thousands):

                            SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                            ------------------               ------------------
Medium-term notes              $1,735,281                        $1,160,955
11.25% notes                      141,959                           146,908
Mortgage note payable              22,532                            23,429
                               ----------                        ----------
  Total                        $1,899,772                        $1,331,292
                               ==========                        ==========

11.25 % Notes

On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at September 30, 2000 and 1999 was $130.0 million.

Medium-term notes

As of September 30, 2000, the outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):



         ISSUE DATE              OUTSTANDING BALANCE            COUPON RATE               MATURITY DATE
         ----------              -------------------            -----------               -------------


June 30, 1997                           $ 200,000                  6.88%                  June 30, 2002
June 30, 1997                              40,000                  6.82%                   July 2, 2001
July 1, 1997                               15,000                  6.86%                   July 2, 2001
July 31, 1997                             200,000                  6.75%                 August 1, 2004
September 15, 1997                         45,000                  6.77%             September 17, 2001
April 23, 1998                            125,000                  5.79%*               April, 24, 2001
May 22, 1998                              225,000                  6.20%                   May 15, 2003
June 9, 2000                              215,000                  7.07%*                 June 10, 2002
June 9, 2000                              200,000                  6.89%*                 April 9, 2002
June 9, 2000                               85,000                  7.07%*                 June 10, 2002
August 1, 2000                             75,000                  6.97%*                August 1, 2002
September 14, 2000                         75,000                  6.79%*            September 16, 2002
September 14, 2000                         60,000                  6.94%*            September 15, 2003
September 14, 2000                         25,000                  7.00%             September 16, 2002
September 15, 2000                        100,000                  6.79%*            September 16, 2002
September 15, 2000                         50,000                  6.86%*            September 16, 2002
                                        ---------
  Total                                 $1,735,000
                                        ==========

* Represents initial interest rate for floating rate note

As of September 30, 2000, the outstanding, fixed rate medium-term notes of $750.0 million had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998 including the effect of the interest rate swap agreements, were 6.60%, 6.47%, and 6.00%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisition of the servicing rights. As discussed in Note 20, on December 4, 2000, HomeSide issued additional medium term notes in the amount of $250 million which will mature on December 4, 2002.


Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable.

Principal payments due on long-term debt

Principal payments due on long-term debt at September 30, 2000 are as follows (in thousands):

       FISCAL YEAR
       -----------
         2001                                                      $    225,329
         2002                                                         1,025,362
         2003                                                           415,398
         2004                                                           200,437
         2005                                                               481
         Thereafter                                                      10,608
         Unamortized purchase accounting premium                         22,157
                                                                   ------------
                  Total                                            $  1,899,772
                                                                   ============



10. INCOME TAXES

The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

Components of the provision for income taxes were as follows (in thousands):


                 FOR THE FISCAL        FOR THE FISCAL       FOR THE PERIOD FROM
                   YEAR ENDED            YEAR ENDED        FEBRUARY 11, 1998 TO
               SEPTEMBER 30, 2000   SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
               ------------------   ------------------     --------------------
Current:
 Federal            $    --               $   --                  $16,593
 State                   --                   --                    1,380
                    -------               ------                  -------
                         --                   --                   17,973
Deferred
 Federal             42,359               52,775                   14,661
 State               (4,090)               6,406                    4,375
                    -------               ------                  -------
                     38,269               59,181                   19,036
                    -------               ------                  -------
       Total        $38,269              $59,181                  $37,009
                    =======              =======                  =======

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.


                                      FOR THE FISCAL        FOR THE FISCAL       FOR THE PERIOD FROM
                                         YEAR ENDED            YEAR ENDED        FEBRUARY 11, 1998 TO
                                     SEPTEMBER 30, 2000   SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                     ------------------   ------------------     --------------------

Statutory federal income tax rate         35.0%                  35.0%                   35.0%
State income and franchise taxes,
  net of federal tax effect                1.5%                   3.0%                    4.0%
Goodwill                                  12.7%                  11.0%                   12.3%
Reduction in state accrual rate           (5.5%)                   --                      --
                                          ----                   ----                    ----
Effective income tax rate                 43.7%                  49.0%                   51.3%
                                          ====                   ====                    ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                ------------------  ------------------
Deferred tax assets:
   Net operating loss carryforwards                  $244,019            $148,736
   Alternative minimum tax credit carry forward         4,001               2,494
   Loss reserves                                           --              42,106
   Purchase Accounting Adjustment                      35,928              37,404
   Other assets                                        22,272              12,590
                                                     --------            --------
      Total gross deferred tax assets                $306,220            $243,330
                                                     ========            ========

Deferred tax liabilities:
   Mortgage servicing fees                           $434,727            $354,728
   Hedge activities                                   102,589              85,822
   Loss reserves                                        8,123                  --
   Other liabilities                                   32,150              23,555
                                                     --------            --------
      Total gross deferred tax liabilities            577,589             464,105
                                                     --------            --------
        Net deferred tax liability                   $271,369            $220,775
                                                     ========            ========



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance was recorded at September 30, 2000 or September 30, 1999. The Company has consolidated tax net operating loss carryforwards at September 30, 2000. These carryforwards expire in the years 2012 to 2020.


11. LEASE COMMITMENTS

HomeSide leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 2010. Rental expense for leases of office facilities and equipment was $9.8 million, $8.8 million and $4.0 million for the years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively. HomeSide's minimum future lease commitments are as follows (in thousands):

FISCAL YEAR
-----------
2001                                             $   6,962
2002                                                 6,533
2003                                                 6,455
2004                                                 5,205
2005                                                 4,441
Thereafter                                          17,445
                                                 ---------
     Total                                       $  47,041
                                                 =========

As discussed in Note 20, on October 2, 2000, HomeSide entered into a sale-leaseback transaction for its facility in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value


12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Risk management contracts
Fair values are estimated based on actual market quotes, option models, or discounted cash flow valuation models. The carrying amount relating to these contracts is included in accounts payable and accrued liabilities as of September 30, 2000 and September 30, 1999.

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

Options on mortgage-backed securities, Eurodollar futures and U.S. Treasury bond and note futures
The fair values of options are estimated based on actual market quotes.

Interest rate swaps
The fair values of interest rate swaps are based on discounted cash flow valuation models and are periodically validated against dealer quotes.

FAIR VALUE

The fair values of the Company's financial instruments are as follows (in thousands):



                                                               SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                                         -------------------------------   ----------------------------------
                                                         CARRYING AMOUNT      FAIR VALUE   CARRYING AMOUNT         FAIR VALUE
                                                         ---------------      ----------   ---------------         ----------

ASSETS
Cash and cash equivalents                                 $  110,737         $  110,737       $  202,859           $  202,859
Mortgage loans held for sale                               1,441,216          1,449,449        1,292,562            1,296,426
Accounts receivable                                          324,028            324,028          255,759              255,759
Early pool buyout advances                                   141,255            141,255          335,059              335,059

LIABILITIES
Notes payable                                              3,235,400          3,235,400        2,899,304            2,899,304
Long-term debt                                             1,899,772          1,899,919        1,331,292            1,324,465
Accounts payable and accrued liabilities                     542,500            542,500          375,978              375,978
Risk management contracts for
    mortgage servicing rights                                 44,568             44,568          290,464              290,464
Risk management contracts for
    early pool buyout advances                                   207                207               --                   --

OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                           --              6,974               --                2,939
Mandatory forward contracts to sell mortgages                     --            (15,324)              --               (8,370)

Options on mortgage-backed  securities                           832                104            4,747                3,722
Options on U.S treasury bond futures                              36                 30               56                   54
Interest rate swaps on debt instruments                           --               (147)              --                6,827

--------------
(1) Parenthesis denote a liability

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

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of September 30, 2000 and September 30, 1999. Subsequent changes in market interest rates and prepayment assumptions could significantly change the fair value.

13. RISK MANAGEMENT AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note 3, HomeSide utilizes risk management financial instruments to manage interest rate risk related to the value of its mortgage servicing rights. A summary of HomeSide's positions in risk management financial instruments at September 30, 2000 and September 30, 1999 is included below.


The fair value of HomeSide's risk management contracts on Treasury options, mortgage pass-throughs, options on mortgage pass-throughs, Eurodollar futures, and options on Eurodollar futures is based on quoted market prices of the underlying instruments at September 30, 2000 and September 30, 1999. The notional amounts represent the par value of the underlying U.S. Treasury bonds or notes and mortgages, as applicable. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

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

The risk associated with these instruments is the exposure to current and expected market movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The options, futures, mortgage pass-throughs and swaption contracts generally require future performance on the part of the counterparty upon exercise of the option contract by HomeSide. The swap contracts require regular cash payments between HomeSide and the counterparties for the term of the contract.

HomeSide is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide's exposure to credit risk in the event of default by the counterparties for the risk management option contracts on mortgage servicing rights was $31.5 million at September 30, 2000 and $30.1 million at September 30, 1999.

The amount of credit risk associated with risk management interest rate swaps, interest rate swaps with caps, and interest rate swaptions related to mortgage servicing rights if all counterparties failed completely was approximately $118.1 million at September 30, 2000 and $0.1 million at September 30, 1999.

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

HomeSide regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide does not have matching commitments to sell loans, which exposes HomeSide to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $1.7 billion at September 30, 2000 and September 30, 1999.

HomeSide's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans and related options is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide or an independent clearing agent, which was approximately $0 at September 30, 2000 and totaled $0.1 million at September 30, 1999.

As discussed in Note 3, HomeSide utilizes risk management financial instruments to manage interest rate risk related to the value of its early pool buyout advances. There was no credit risk associated with these instruments (options on Eurodollar futures) at September 30, 2000.

The amount of credit risk as of September 30, 2000 and September 30, 1999, if all counterparties failed completely and if the margins, if any, retained by HomeSide or an independent clearing agent were to become unavailable, was approximately $149.6 million and $30.3 million, respectively, for all risk management instruments related to mortgage servicing rights, early pool buyout advances and the origination and selling of mortgage loans.

The amounts of credit risk associated with interest rate swaps related to debt instruments at September 30, 2000 and September 30, 1999 were approximately $1.7 million and $6.8 million, respectively.

The following is a summary of HomeSide 's notional amounts and fair values of interest rate products (in thousands):

                                                                SEPTEMBER 30, 2000                    SEPTEMBER 30, 1999
                                                           -----------------------------        -----------------------------
                                                           NOTIONAL                             NOTIONAL
                                                            AMOUNT         FAIR VALUE(1)         AMOUNT        FAIR VALUE (1)
                                                            ------         -------------         ------        --------------

Purchased commitments to sell mortgage loans:
  Mandatory forward contracts                            $2,468,602        $  (15,324)         $1,942,890       $  (8,370)
  Options on mortgage-backed securities                     507,000                104            640,000            3,722
  Options on U.S. treasury bond futures                      30,000                 30             30,000               54

Risk management contracts on mortgage servicing rights:
   Options on U.S. treasury bond futures                         --                 --          3,552,400           29,206
   Options on mortgage pass-throughs                      1,200,000                739                 --               --
   Over the counter options on U.S. treasury
       bonds / notes                                        900,000              (189)          1,450,000           27,301
   Options on Eurodollar futures                                 --                 --          4,000,000            2,844
   Mortgage pass-throughs                                 4,435,000             27,707                 --               --
   Interest rate swaps and

      interest rate swaps with caps                      18,675,000          (206,150)         16,150,000        (384,029)


   Interest rate swaptions                               22,347,500            133,325          9,450,000           34,214
Risk management contracts on early pool buyout
advances:

    Eurodollar futures                                      175,000              (207)                 --               --
Interest rate swaps on debt instruments                     750,000              (147)            950,000            6,827


(1) Parentheses denote liability. Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. See also Note 12 regarding fair value disclosures of financial instruments.

Mortgage loans sold with recourse

HomeSide sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $25.5 million and $21.6 million at September 30, 2000 and September 30, 1999, respectively.

Servicing commitment to investors

HomeSide is required to submit to certain investors, primarily Ginnie Mae, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

Purchase mortgage servicing rights commitments

HomeSide routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $2.7 billion and $3.0 billion at September 30, 2000 and September 30, 1999, respectively.

Geographical concentration of credit risk

HomeSide is engaged in business nationwide and has no material concentration of credit risk in any geographic region.

14. STOCKHOLDERS' EQUITY

On April 3, 2000 and October 20, 1999 the Company paid dividends to the Parent in the amounts of $24.0 million and $24.0 million, respectively. On September 30, 2000 the Company paid dividends to the Parent in the amount of $1.6 million.

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

16. EMPLOYEE BENEFITS

HomeSide offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $5.5 million, $5.2 million and $4.1 million for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively.


17. QUARTERLY FINANCIAL DATA (UNAUDITED)





   (in thousands)                   FOR THE THREE     FOR THE THREE       FOR THE THREE        FOR THE THREE
                                    MONTHS ENDED      MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                 SEPTEMBER 30, 2000   JUNE 30, 2000       MARCH 31, 2000     DECEMBER 31, 1999
                                 ------------------   -------------       --------------     -----------------

   Revenue                           $86,125             $82,422              $93,210              $92,134
   Expenses                           71,026              66,949               59,264               69,071
   Provision for income taxes          8,786               8,923               15,666                4,893
                                     -------             -------              -------              -------
   Net income                        $ 6,313            $  6,550              $18,280              $18,170
                                     =======            ========              =======              =======





   (in thousands)                   FOR THE THREE     FOR THE THREE       FOR THE THREE        FOR THE THREE
                                    MONTHS ENDED      MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                 SEPTEMBER 30, 1999   JUNE 30, 1999       MARCH 31, 1999     DECEMBER 31, 1998
                                 ------------------   -------------       --------------     -----------------
   Revenue                             $96,833           $103,910            $105,211             $104,432
   Expenses                             64,366             74,784              74,268               76,122
   Provision for income taxes           14,747             14,354              15,561               14,519
                                       -------           --------            --------             --------
   Net income                          $17,720           $ 14,772            $ 15,382             $ 13,791
                                       =======           ========            =======              ========





   (in thousands)                   FOR THE THREE     FOR THE THREE       FOR THE PERIOD FROM
                                    MONTHS ENDED      MONTHS ENDED        FEBRUARY 11, 1998 TO
                                 SEPTEMBER 30, 1998   JUNE 30, 1998          MARCH 31, 1998
                                 ------------------   -------------       --------------------


Revenue                               $102,193          $96,192                 $44,627
Expenses                                71,722           67,192                  31,983
Provision for income taxes              15,363           14,788                   6,858
                                      --------          -------                 -------
Net income                            $ 15,108          $14,212                 $ 5,786
                                      ========          =======                 =======


18. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                        SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                        ------------------   ------------------
                                                (DOLLARS IN THOUSANDS)
ASSETS
Investment in subsidiary                     $1,366,996          $1,374,965
Other assets                                     54,094              51,413
                                             ----------          ----------
Total Assets                                 $1,421,090          $1,426,378
                                             ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses        $    5,914          $    5,928
Long-term debt                                  141,959             146,908
                                             ----------          ----------
Total Liabilities                               147,873             152,836
                                             ----------          ----------
Commitments and Contingencies

Stockholder's Equity:
  Common stock                                       --                  --
  Additional paid-in capital                  1,231,302           1,231,302
  Retained earnings                              41,915              42,240
                                             ----------          ----------
Total stockholder's equity                    1,273,217           1,273,542
                                             ----------          ----------
Total Liabilities and Stockholder's Equity   $1,421,090          $1,426,378
                                             ==========          ==========


                              STATEMENTS OF INCOME



                                         FOR THE FISCAL        FOR THE FISCAL     FOR THE PERIOD FROM
                                            YEAR ENDED           YEAR ENDED       FEBRUARY 11, 1998 TO
                                        SEPTEMBER 30, 2000   SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                        ------------------   ------------------   --------------------
                                                           (DOLLARS IN THOUSANDS)

REVENUES:
Dividends from subsidiary                    $64,294             $69,166                $ 7,318
                                             -------             -------                -------
  Total Revenues                              64,294              69,166                  7,318
                                             -------             -------                -------
EXPENSES:
Interest expense                               9,702               9,680                  7,798
Other expenses                                   852                 852                    497
                                             -------             -------                -------
      Total Expenses                          10,554              10,532                  8,295
                                             -------             -------                -------
Income (loss) before income taxes
  and equity in Undistributed income
  of subsidiary                               53,740              58,634                   (977)
Income tax benefit                             3,541               3,652                  3,041
                                             -------             -------                -------
Income before equity in undistributed
 income of subsidiary                         50,199              62,286                  2,064
Distributions to Parent in excess of
 income from subsidiary                         (887)               (621)                33,042
                                             -------             -------                -------
Net Income                                   $49,312             $61,665                $35,106
                                             =======             =======                =======




                            STATEMENTS OF CASH FLOWS


                                                       FOR THE FISCAL      FOR THE FISCAL      FOR THE PERIOD FROM
                                                         YEAR ENDED          YEAR ENDED        FEBRUARY 11, 1998 TO
                                                     SEPTEMBER 30, 2000   SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                     ------------------   ------------------   --------------------
                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $49,312             $61,665                $ 35,106
Adjustments to reconcile net income to net
    Cash used in operating activities
    Amortization                                           (4,950)             (5,810)                 (1,072)
    Equity in undistributed earnings of subsidiary            887                 621                 (33,042)
    Deferred income tax benefit                                --                  --                  (3,041)
   Change in other assets and accounts payable
       And accrued liabilities                              4,388              (1,945)                  2,049
                                                          -------             -------                --------
 Net cash provided by operating activities                 49,637              54,531                      --
                                                          -------             -------                --------
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid to the National                            (49,637)            (54,531)                     --
                                                          -------             -------                --------
Net cash used in financing activities                     (49,637)            (54,531)                     --
                                                          -------             -------                --------
Cash and cash equivalents at beginning of period               --                  --                      --
Cash and cash equivalents at end of period                     --                  --                      --
                                                          -------             -------                --------
                                                          $    --             $    --                $     --
                                                          =======             =======                ========


19. OTHER RELATED PARTY TRANSACTIONS

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The facility was renewed on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, the National's limit to lend funds to HomeSide, a non-bank affiliate, was approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate.

HomeSide earned management fees charged to affiliate companies of approximately $2.5 million for the fiscal year ended September 30, 2000, $0.5 million for the fiscal year ended September 30, 1999, and $0 for the period from February 11, 1998 to September 30, 1998.


20. SUBSEQUENT EVENTS

On October 2, 2000, HomeSide sold its facility located in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value. HomeSide subsequently entered into an operating lease agreement to lease back the property for a term of five years. This transaction met the qualifications of a sale-leaseback, in accordance with SFAS No. 98 "Accounting for Leases", resulting in the immediate recognition of a gain in the amount of $4.5 million and a deferred gain of $7.3 million which will be amortized over the life of the lease.

On October 16, 2000, HomeSide entered into a $1.5 billion revolving credit facility with an independent syndicate of banks. This agreement replaces HomeSide's previous bank credit facility. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program.

On December 4, 2000 HomeSide issued three medium-term notes in the amounts of $125 million, $75 million, and $50 million which will mature on December 4, 2002. These notes are floating rate notes with initial interest rates of 6.98%, 6.98%, and 6.87%, respectively.

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


                                             FOR THE PERIOD FROM  FOR THE PERIOD FROM
(IN THOUSANDS, EXCEPT  SHARE DATA)             MARCH 1, 1997 TO    MARCH 16, 1996 TO
                                              FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                             -------------------  -------------------

SELECTED STATEMENT OF INCOME DATA:

Revenues:
 Mortgage servicing fees                          $  398,159          $  312,341
 Amortization of mortgage servicing rights          (210,200)           (155,827)
                                                  ----------          ----------
   Net servicing  revenue                            187,959             156,514
 Interest income                                      97,050              81,507
 Interest expense                                    (97,028)            (87,700)
                                                  ----------          ----------
   Net interest revenue                                   22              (6,193)
 Net mortgage origination revenue                     85,206              66,073
 Other income                                          1,671                 682
                                                  ----------          ----------
   Total revenues                                    274,858             217,076

Expenses:
 Salaries and employee benefits                       75,419              72,976
 Occupancy and equipment                              15,447              11,770
 Servicing losses on investor-owned loans and
  foreclosure-related expenses                        21,974              17,934
 Other expenses                                       39,415              41,714
                                                  ----------          ----------
   Total expenses                                    152,255             144,394

Income before provision for income taxes and         122,603              72,682
  extraordinary loss
Provision for income taxes                            47,816              29,273
                                                  ----------          ----------
Income before extraordinary loss                      74,787              43,409
Extraordinary loss (Note 9)                               --               6,440
                                                  ----------          ----------
Net income                                        $   74,787          $   36,969
                                                  ==========          ==========
PER SHARE DATA (diluted):
Net income per share before extraordinary loss    $     1.69          $     1.33
Weighted average shares outstanding               44,365,823          32,687,780
                                                  ==========          ==========

SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Mortgage loans held for sale                      $1,292,403          $  805,274
Mortgage servicing rights                          1,781,134           1,614,307
Total assets                                       3,883,603           2,752,182
Bank credit facility                               2,074,956           1,818,503
Long-term debt                                       900,466             151,128
Total liabilities                                  3,294,470           2,239,886
Total stockholders' equity                           589,133             512,296
                                                  ==========          ==========

SELECTED OPERATING DATA:
Volume of loan production                        $20,529,530        $ 20,877,535
Loan servicing portfolio (at period end)          99,956,050          90,192,247
Loan servicing portfolio (average outstanding
 during the period)                               96,083,220          75,692,214
Weighted average interest rate of the servicing
 portfolio (at period end)                              7.85%               7.92%
Weighted average servicing fee of the servicing
 portfolio, including ancillary income (during the
 period)                                               0.439%              0.431%


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

The following information regarding loan production activities for Homeside, Inc. Predecessor is presented to aid in understanding the results of operations and financial condition of Homeside, Inc. Predecessor for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):

                                       FOR THE PERIOD FROM   FOR THE PERIOD FROM
                                         MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                        FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                       -------------------   -------------------
  Correspondent                             $13,304                $11,113
  Co-issue                                    5,584                  8,222
  Broker                                      1,305                    843
                                            -------                -------
  Total wholesale                            20,193                 20,178
  Consumer Direct                               337                    700
                                            -------                -------
  Total production                           20,530                 20,878
  Bulk acquisitions                           3,446                  4,073
                                            -------                -------
  Total production and acquisitions         $23,976                $24,951
                                            =======                =======


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

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of Homeside, Inc. Predecessor for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):


                                          FOR THE PERIOD FROM   FOR THE PERIOD FROM
                                          MARCH 1, 1997 TO      MARCH 16, 1996 TO
                                          FEBRUARY  10, 1998    FEBRUARY  28, 1997
                                          -------------------   ------------------

Balance at beginning of period                  $90,192              $42,907
Acquisition of Barnett Mortgage Company              --               33,082
Other additions                                  23,976               25,252
                                                -------              -------
  Total additions                                23,976               58,334
                                                -------              -------
Scheduled amortization                            2,038                1,822
Prepayments                                      11,097                6,226
Foreclosures                                        682                  514
Sales of servicing                                  395                2,487(a)
                                                -------              -------
  Total reductions                               14,212               11,049
                                                -------              -------
BALANCE AT END OF PERIOD                        $99,956              $90,192
                                                =======              =======

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

The following table sets forth Homeside, Inc. Predecessor's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                        FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                        -----------------     -----------------
Servicing Portfolio Delinquencies,
  excluding bankruptcies
  (at end of period)
          30 days                             3.52%                 3.27%
          60 days                             0.78%                 0.69%
          90+ days                            0.72%                 0.54%
                                              ----                  ----
               Total past due                 5.02%                 4.50%
                                              ====                  ====
          Foreclosures pending                0.74%                 0.72%
                                              ====                  ====

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

 Net deferred hedge loss at February 28, 1997                  ($110,637)
 Amortization of net deferred hedge losses                         7,423
 Net deferred hedge gains                                        142,667
                                                               ---------
 Net deferred hedge gain at February 10, 1998                  $  39,453
                                                               =========

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




Arthur Andersen LLP

Jacksonville, Florida
April 15, 1998

                   HOMESIDE, INC. PREDECESSOR AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)



                                                                           FEBRUARY 10,  1998      FEBRUARY 28, 1997
                                                                           ------------------      -----------------

ASSETS
Cash and cash equivalents                                                      $    32,113           $    52,691
                                                                                                          32,113
Mortgage loans held for sale, net                                                1,292,403               805,274
Mortgage servicing rights, net                                                   1,781,134             1,614,307
Accounts receivable, net                                                           227,294               157,518
Early pool buyout advances                                                         374,097                    --
Premises and equipment, net                                                         41,982                29,515
Other assets                                                                       134,580                92,877
                                                                               -----------           -----------

Total Assets                                                                   $ 3,883,603           $ 2,752,182
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                  $ 2,074,956           $ 1,818,503
Accounts payable and accrued liabilities                                           143,870               140,304
Deferred income taxes                                                              175,178               129,951
Long-term debt                                                                     900,466               151,128
                                                                               -----------           -----------

Total Liabilities                                                                3,294,470             2,239,886
                                                                               -----------           -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock:
     Common stock, $.01 par value, 119,610,000 shares authorized; 43,394,861
         and 43,375,430 shares issued and outstanding in 1998 and 1997,                434                   434
respectively
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized; 97,138 shares issued and outstanding                               97                    97
  Additional paid-in capital                                                       476,846               476,646
  Retained earnings                                                                111,756                36,969
                                                                               -----------           -----------
                                                                                   589,133               514,146
  Less: Notes received in payment for capital stock                                   --                  (1,850)
                                                                               -----------           -----------

Total Stockholders' Equity                                                         589,133               512,296
                                                                               -----------           -----------

Total Liabilities and Stockholders' Equity                                     $ 3,883,603           $ 2,752,182
                                                                               ===========           ===========







   The accompanying notes are an integral part of these financial statements.

                   HOMESIDE, INC. PREDECESSOR AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)







                                                           FOR THE PERIOD FROM          FOR THE PERIOD FROM
                                                            MARCH 1, 1997 TO             MARCH 16, 1996 TO
                                                            FEBRUARY 10, 1998            FEBRUARY 28, 1997
                                                        --------------------------     -----------------------
REVENUES:
Mortgage servicing fees                                                  $398,159                    $312,341
Amortization of mortgage servicing rights                               (210,200)                   (155,827)
                                                        --------------------------     -----------------------
    Net servicing revenue                                                 187,959                     156,514

Interest income                                                            97,050                      81,507
Interest expense                                                         (97,028)                    (87,700)
                                                        --------------------------     -----------------------
    Net interest revenue                                                       22                     (6,193)

Net mortgage origination revenue                                           85,206                      66,073
Other income                                                                1,671                         682
                                                        --------------------------     -----------------------
    Total Revenues                                                        274,858                     217,076

EXPENSES:
Salaries and employee benefits                                             75,419                      72,976
Occupancy and equipment                                                    15,447                      11,770
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                        21,974                      17,934
Other expenses                                                             39,415                      41,714
                                                        --------------------------     -----------------------
    Total Expenses                                                        152,255                     144,394

Income before income taxes and extraordinary loss                         122,603                      72,682
Income tax expense                                                         47,816                     29,273
                                                        -------------------------- --------------------------
Income before extraordinary loss                                           74,787                     43,409
Extraordinary loss, net of tax (Note 9)                                         -                      6,440
                                                        -------------------------- --------------------------
Net Income                                                                $74,787                    $36,969
                                                        ========================== ==========================

Basic income per share:
  Income per share before extraordinary loss                               $ 1.72                     $ 1.34
  Extraordinary loss, net of tax                                                -                        .20
                                                        -------------------------- --------------------------
  Net income                                                               $ 1.72                     $ 1.14
                                                        ========================== ==========================

Diluted income per share:
   Income per share before extraordinary loss                              $ 1.69                     $ 1.33
   Extraordinary loss, net of tax                                               -                        .20
                                                        -------------------------- --------------------------
   Net income                                                              $ 1.69                     $ 1.13
                                                        ========================== ==========================


   The accompanying notes are an integral part of these financial statements.

                  HOMESIDE, INC. PREDECESSOR AND SUBSIDIARIES
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                   (dollars in thousands, except share data)



                                                                                           NOTES
                        TOTAL           COMMON STOCK                         ADDITIONAL  RECEIVED IN
                       NUMBER OF   ---------------------------  SUBSCRIPTION  PAID-IN    PAYMENT FOR       RETAINED
                       SHARES(d)   CLASS A   CLASS B   CLASS C   RECEIVABLE   CAPITAL    CAPITAL STOCK     EARNINGS      TOTAL
                       ------------------------------------------------------------------------------------------------------------


Balance,
   March 15, 1996(a)   19,457,724  $  193    $   -     $    97   $ (200,000)  $199,710     $    -         $     -       $     -
Subscription payment
   associated with
   acquisition of
   BancBoston Mortgage
   Corporation
                                                                    200,000                 (1,850)                     198,150
Issuance of common
   stock associated
   with acquisition of
   Barnett Mortgage
   Company(b)
                       15,562,344     156                                      160,135                                  160,291
Public offering of
   common stock(c)
                        8,452,500      85                                      116,801                                  116,886
Net income
                                                                                                              36,969     36,969
                       --------------------------------------------------------------------------------------------------------

Balance,
   February 28, 1997
                       43,472,568     434        -          97                 476,646      (1,850)           36,969    512,296

Exercise of stock
   options for common
   stock                   19,431                                                  200                                      200
Repayment of notes
   received in payment
   for capital stock                                                                         1,850                        1,850
Net income
                                                                                                              74,787     74,787
                       --------------------------------------------------------------------------------------------------------

Balance,
   February 10, 1998   43,491,999  $   434   $   -     $    97   $     -     $ 476,846     $    -          $ 111,756  $ 589,133
                       ========================================================================================================

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

                   HOMESIDE, INC. PREDECESSOR AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                             FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                                             MARCH 1, 1997 TO         MARCH 16, 1996 TO
                                                             FEBRUARY 10, 1998        FEBRUARY 28, 1997
                                                             -------------------     -------------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income                                                    $     74,787              $     36,969
Adjustments to reconcile net income to net cash (used in)
provided by  operating activities:
  Amortization of mortgage servicing rights                        210,200                   155,827
  Depreciation and amortization                                     10,439                     9,015
  Servicing losses on investor-owned loans                          12,346                    13,683
  Deferred income tax expense                                       45,227                    24,973
  Capitalized servicing rights                                          --                   (21,015)
  Mortgage loans originated and purchased for sale             (23,975,752)              (12,504,567)
  Proceeds and principal repayments of mortgage loans held
    for sale                                                    23,540,371                12,572,217
  Change in accounts receivable                                    (82,121)                  (63,378)
  Change in other assets and accounts payable and
    accrued liabilities                                            (83,250)                  (19,900)
                                                              ------------              ------------
    Net cash (used in) provided by operating activities           (247,753)                  203,824

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                            (17,252)                   (4,929)
Acquisition of mortgage servicing rights                          (519,694)                 (475,729)
Net proceeds from (purchases of) risk management contracts         137,393                  (141,944)
Purchase of early pool buyout advances, net of repayments         (374,097)                       --
Acquisition of BancBoston Mortgage Corp., net of cash                 --                    (133,392)
acquired
Acquisition of Barnett Mortgage Co., net of cash acquired             --                    (106,244)
                                                              ------------              ------------
    Net cash used in investing activities                         (773,650)                 (862,238)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings                                                     256,453                   334,170
Issuance of notes payable                                          750,000                   200,000
Payment of debt issue costs                                         (7,017)                  (22,090)
Repayment of long-term debt                                           (661)                  (70,567)
Repayment of stockholder loans                                       1,850                        --
Proceeds from issuance of common stock                                 200                   269,592
Issuance of bridge financing                                            --                    90,000
Repayment of bridge financing                                           --                   (90,000)
                                                              ------------              ------------
    Net cash provided by financing activities                    1,000,825                   711,105

Net (decrease) increase in cash and cash equivalents               (20,578)                   52,691
Cash and cash equivalents at beginning of period                    52,691                        --
                                                              ------------              ------------
Cash and cash equivalents at end of period                    $     32,113              $     52,691
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

The unaudited condensed pro forma statement of income for the period from March 16, 1996 to February 28, 1997, assuming BMC had been acquired as of March 16, 1996 is as follows (in millions, except per share data):

                                                      PRO FORMA FOR
                                                     THE PERIOD FROM
                                                    MARCH 16, 1996 TO
                                                    FEBRUARY 28, 1997
                                                    -----------------
    Net servicing revenue                               $ 167.3
    Net interest  revenue                                  (4.5)
    Net mortgage origination revenue                       67.1
    Other income                                            0.7
                                                        -------
            Total revenues                                230.6
    Expenses                                             (157.5)
                                                        -------
    Income before income taxes
       and extraordinary loss                              73.1
    Income tax expense                                     29.5
                                                        -------
    Income before extraordinary loss                       43.6
    Extraordinary loss                                     (6.4)
                                                        -------
     Net income                                         $  37.2
                                                        =======
    Net income per share:
        Basic                                           $  1.15
                                                        =======
        Diluted                                         $  1.14
                                                        =======

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

5.  MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows (in thousands):

                                        FEBRUARY 10, 1998   FEBRUARY 28, 1997
                                        -----------------   -----------------

Beginning balance                           $1,614,307        $       --
Additions, including BBMC and BMC
  acquisitions                                 416,822         1,685,242
Sales of servicing                                (342)          (25,745)
Net deferred hedge (gain) loss, net
  of amortization                              (39,453)          110,637
Amortization                                  (210,200)         (155,827)
                                            ----------        ----------
Ending balance                              $1,781,134        $1,614,307
                                            ==========        ==========

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

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

                                         FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                         -----------------    -----------------

Land                                          $  3,451            $  3,451
Buildings and building improvements             10,604              10,986
Furniture and equipment                         22,464              15,739
Leasehold improvements                          14,717               3,808
                                              --------            --------
                                                51,236              33,984
Accumulated depreciation and
  amortization                                  (9,254)             (4,469)
                                              --------            --------
Ending balance                                $ 41,982            $ 29,515
                                              ========            ========

7. RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

     An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                       FOR THE PERIOD         FOR THE PERIOD
                                      MARCH 1, 1997 TO       MARCH 16, 1996 TO
                                      FEBRUARY 10, 1998      FEBRUARY 28, 1997
                                    ---------------------  --------------------

Beginning balance                        $ 21,650               $ 11,100
Provision for servicing losses on
      investor-owned loans                 12,346                 13,683
Charge-offs                               (12,747)               (10,295)
Recoveries                                    401                     60
Additions from acquisition of BMC              --                  7,102
                                         --------               --------
Ending balance                           $ 21,650               $ 21,650
                                         ========               ========

8. NOTES PAYABLE

Notes payable consist of the following (in thousands):


                                                                   WEIGHTED AVERAGE INTEREST RATE
                                                                 -----------------------------------
                                            Total Outstanding    At Period End     During the Period
                                            -----------------    -------------     -----------------
Bank line of credit, February 10, 1998          $2,074,956           6.00%               6.04%
                                                ==========

Bank line of credit, February 28, 1997          $1,778,496           5.65%               5.83%
Short-term credit facilities                        40,007           8.25%               8.25%
                                                ----------
  Total, February 28, 1997                      $1,818,503
                                                ==========


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

9.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                               FEBRUARY 10, 1998   FEBRUARY 28, 1997
                               -----------------   -----------------
Medium-term notes                 $750,000             $      --
11.25% Notes                       130,000               130,000
Mortgage note payable               20,466                21,128
                                  --------             ---------
         Total                    $900,466             $ 151,128
                                  ========             =========

  Medium-term notes

As of February 10, 1998, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the period from March 1, 1997 to February 10, 1998, including the effect of the interest rate swap agreements, was 6.251%. Net proceeds from the issuance were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed under the bank credit facility to fund the early pool buyout program.

As of February 10, 1998, outstanding medium-term notes issued by Homeside Lending, Inc., under a $1.0 billion shelf registration statement were as follows (in thousands):

Issue Date        Outstanding Balance  Stated Interest Rate   Maturity Date
----------------- -------------------  --------------------  --------------

May 20, 1997            $250,000              6.890%         May 15, 2000
June 30, 1997            200,000              6.883%         June 30, 2002
June 30, 1997             40,000              6.820%         July  2,  2001
July 1, 1997              15,000              6.860%         July  2,  2001
July 31, 1997            200,000              6.818%         August 1, 2004
September 15, 1997        45,000              6.770%         September 17,  2001
                        --------
  Total                 $750,000
                        ========

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

On February 5, 1997, Homeside, Inc. Predecessor issued 8,452,500 shares of common stock to the public at $15 per share. A portion of the proceeds from the offering was used to pre-pay $70.0 million of the Notes at a premium of $7.9 million. In connection with the early repayment of the Notes, Homeside, Inc. Predecessor wrote off a portion of the unamortized debt issuance costs related to the Notes and incurred a prepayment penalty equal to one year's interest on the Notes retired. The loss amounted to $6.4 million, net of tax, and was recorded as an extraordinary item. The remaining proceeds were used to reduce amounts outstanding under the bank line of credit.

   Mortgage note payable

Homeside, Inc. Predecessor assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.50%. Homeside, Inc. Predecessor's main office building is pledged as collateral. A purchase accounting premium was recorded in connection with Homeside, Inc. Predecessor assuming the mortgage note payable.

Principal payments due on long-term debt at February 10, 1998 are as follows (in thousands):

    FISCAL YEAR
    -----------
    1999                                                       $    256
    2000                                                        250,281
    2001                                                        100,309
    2002                                                        200,340
    2003                                                        130,373
    Thereafter                                                  211,724
    Unamortized purchase accounting premium                       7,183
                                                               --------
      Total                                                    $900,466
                                                               ========

10. INCOME TAXES

Homeside, Inc. Predecessor files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return. Components of the provision for income taxes before the effect of the tax benefit associated with the early extinguishment of debt were as follows (in thousands):


                                           For the                For the
                                         Period From            Period From
                                       March 1, 1997 to      March 16, 1996 to
                                      February 10, 1998      February 28, 1997
                                      -----------------      -----------------
       Current:
            Federal                        $  2,589                     --
            State                                --                     --
                                           --------               --------
                                           $  2,589                     --
       Deferred
            Federal                          38,043                 23,756
            State                             7,184                  5,517
                                           --------               --------
                                           $ 45,227               $ 29,273
                                           --------               --------
       Total                               $ 47,816               $ 29,273
                                           ========               ========

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                                 For The            For The
                                               Period From        Period From
                                              March 1, 1997      March 16, 1996
                                               to February      to February 28,
                                                 10, 1998             1997
                                             --------------     ---------------
      Statutory federal income tax rate           35.0%              35.0%
      State income and franchise taxes,
             net of federal tax effect             3.5%               4.0%
      Other                                         .5%               1.0%
                                                  ----               ----
            Effective income tax rate             39.0%              40.0%
                                                  ====               ====

For the period from March 16, 1996 to February 28, 1997, the extraordinary loss on the early extinguishment of debt is stated net of the related tax benefit of $4.3 million at an effective tax rate of 40%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                           FEBRUARY 10, 1998   FEBRUARY 28, 1997
                                           -----------------   -----------------
Deferred tax assets:
   Net operating loss carryforwards            $ 45,446             $ 53,355
   Alternative minimum tax credit carry
     forward                                      2,589                   --
   Loss reserves                                 25,404               17,563
   Hedge activities                              30,754                   --
   Other assets                                   4,879               12,087
                                               --------             --------
      Total gross deferred tax assets          $109,072             $ 83,005
                                               ========             ========

Deferred tax liabilities:
   Mortgage servicing fees                     $267,871             $207,278
   Other liabilities                             16,379                5,678
                                               --------             --------
      Total gross deferred tax liabilities      284,250              212,956
                                               --------             --------
        Net deferred tax liability             $175,178             $129,951
                                               ========             ========

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

FISCAL YEAR
-----------
1999                               $ 2,124
2000                                   984
2001                                   800
2002                                   710
2003                                   625
Thereafter                             700
                                   -------
     Total                         $ 5,943
                                   =======

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

Fair Value

The fair values of Homeside, Inc. Predecessor's financial instruments are as follows (in thousands):


                                                            FEBRUARY 10, 1998                   FEBRUARY 28, 1997
                                                       -------------------------         -------------------------------
                                                        CARRYING         FAIR             CARRYING               FAIR
                                                         AMOUNT          VALUE             AMOUNT                VALUE
                                                       ---------       ---------         ---------             ---------
ASSETS
Cash and cash equivalents                             $   32,113      $   32,113        $   52,691            $   52,691
Mortgage loans held for sale                           1,292,403       1,296,685           805,274               806,432
Accounts receivable and early pool buyout
   advances                                              601,391         601,391           157,518               157,518
Risk management contracts for
   mortgage servicing rights                              43,947          43,947            45,212                45,212

LIABILITIES
Notes payable                                          2,074,956       2,074,956         1,818,503             1,818,503
Long-term debt                                           900,466         929,893           151,128               151,128
Accounts payable and accrued liabilities                 143,870         143,870           140,304               140,304


OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                       --          (1,510)               --                (2,805)
Mandatory forward contracts to sell
      mortgages                                               --          (3,621)               --                 3,588
Mandatory forward contracts to sell U.S.
      treasuries                                              --              65                --                     7
Options on mortgage-backed securities                      3,543           5,890             2,025                 1,741
Options on U.S treasury bond futures                         743             604               321                  (147)
Interest rate swaps                                          --           13,496                --                    --

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

The following is a summary of Homeside, Inc. Predecessor's notional amounts and fair values of interest rate products (in thousands):


                                                         FEBRUARY 10, 1998                   FEBRUARY 28, 1997
                                                  ------------------------------      --------------------------------
                                                   NOTIONAL                             NOTIONAL
                                                    AMOUNT         FAIR VALUE(1)         AMOUNT          FAIR VALUE (1)
                                                  ----------       -------------      -----------       --------------
Purchased commitments to sell mortgage loans:
  Mandatory forward contracts                     $2,847,668          $(3,556)         $1,445,345         $ 3,588
  Options on mortgage-backed
      securities                                     835,000            5,890             755,000           1,741
   Options on U.S. treasury
      bond futures                                   145,000              604             140,000            (147)
Risk management contracts on
   mortgage servicing rights:
   Options on U.S. treasury
      bond futures                                 4,440,100           50,487           3,572,300          45,212
   Futures contracts on U.S. treasury
      bonds                                        2,121,800           (6,540)                 --              --

----------------
(1) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date.

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

Homeside, Inc. Predecessor purchases mortgage loans eligible for sale from BankBoston and Barnett. For the period March 1, 1997 through February 10, 1998, Homeside, Inc. Predecessor paid approximately $5.3 million and $45.4 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. For the period from March 1, 1996 through February 28, 1997, Homeside, Inc. Predecessor paid approximately $4.7 million and $27.6 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. Homeside, Inc. Predecessor also purchases the mortgage servicing rights to the mortgage loans BankBoston and Barnett hold in their portfolios. For the period March 1, 1997 through February 10, 1998, Homeside, Inc. Predecessor purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.6 million and $9.5 million, respectively. For the period from March 16, 1996 to February 28, 1997 Homeside, Inc. Predecessor purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.3 million and $8.2 million, respectively. The BankBoston and Barnett purchases represent 2.8% and 20.4%, respectively, of Homeside, Inc. Predecessor's total production for the period from March 1, 1997 to February 10, 1998. For the period of March 16, 1996 through February 28, 1997, the BankBoston and Barnett purchases represented 2.8% and 16.0%, respectively, of Homeside, Inc. Predecessor's total production.

Homeside, Inc. Predecessor services residential mortgage loans held in portfolio by BankBoston and Barnett. The servicing fees paid by BankBoston and Barnett to Homeside, Inc. Predecessor are market-based fees consistent with the fees charged by Homeside, Inc. Predecessor to other investors. For the period March 1, 1997 to February 10, 1998, BankBoston and Barnett paid $3.8 million and $29.1 million in servicing fees, respectively. For the period March 16, 1996 to February 28, 1997, BankBoston and Barnett paid $5.3 million and $23.6 in servicing fees, respectively.

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

Options outstanding and the activity for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 are presented below:


                                                    FOR THE PERIOD FROM             FOR THE PERIOD FROM
                                                      MARCH 1, 1997 TO               MARCH 16, 1996 TO
                                                      FEBRUARY 10, 1998              FEBRUARY 28, 1997
                                                --------------------------     ----------------------------
                                                               WEIGHTED                         WEIGHTED
                                                 OPTIONS     AVERAGE PRICE      OPTIONS       AVERAGE PRICE
                                                ---------    -------------     ---------      -------------
Employee stock option plans:
 Outstanding at beginning of year               1,321,716       $10.294               --              --
   Granted                                        415,000        20.386        1,341,198         $10.294
   Exercised                                       19,431        10.294               --              --
   Forfeited                                           --            --          (19,482)        $10.294
                                               ----------       -------       ----------         -------
 Outstanding at period end                      1,717,285       $12.733        1,321,716         $10.294
                                               ==========       =======       ==========         =======
 Options exercisable at period end                244,912       $10.294               --              --
                                               ==========       =======       ==========         =======
Weighted average fair value of
  options granted during the period            $    11.06                     $     3.21
                                               ==========                     ==========


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

                                                     As Reported                                       Pro Forma
                                  --------------------------------------------       --------------------------------------------
                                  For the Period From      For the Period From       For the Period From      For the Period From
                                  March 1, 1997 to         March 16, 1996 to         March 1, 1997 to         March 16, 1996 to
                                  February 10, 1998        February 28, 1997         February 10, 1998        February 28, 1997
                                  -------------------      -------------------       -------------------      -------------------

Net income                              $74,787                  $36,969                     $74,158                  $36,692
Basic income per share                  $  1.72                  $  1.14                     $  1.71                  $  1.14
Diluted income per share                $  1.69                  $  1.13                     $  1.67                  $  1.12


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

                                            RISK-FREE INTEREST RATES                                DIVIDEND YIELD
                                    --------------------------------------------       --------------------------------------------
                                    For the Period From      For the Period From       For the Period From      For the Period From
                                    March 1, 1997 to         March 16, 1996 to         March 1, 1997 to         March 16, 1996 to
                                    February 10, 1998        February 28, 1997         February 10, 1998        February 28, 1997
                                    -------------------      -------------------       -------------------      -------------------

1996 Time accelerated restricted
     option plan                       6.31 to 6.97%             6.61 to 6.98%                  0.0                     0.0
1996 Employee stock option plan        6.27 to 6.93%             6.50 to 6.86%                  0.0                     0.0

                                                 Expected Lives                                      Volatility
                                    --------------------------------------------       --------------------------------------------
                                    For the Period From      For the Period From       For the Period From      For the Period From
                                    March 1, 1997 to         March 16, 1996 to         March 1, 1997 to         March 16, 1996 to
                                    February 10, 1998        February 28, 1997         February 10, 1998        February 28, 1997
                                    -------------------      -------------------       -------------------      -------------------
1996 Time accelerated restricted
     option plan                         8.5 years                8.5 years                     .35                     .35
1996 Employee stock option plan          7.5 years                7.5 years                     .35                     .35

Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 may not be indicative of future amounts.

The following table summarizes information about stock options outstanding at February 10, 1998:

                       OUTSTANDING                             EXERCISABLE
------------------------------------------------------  ------------------------
                                      AVERAGE EXERCISE               AVERAGE
         Shares      AVERAGE LIFE          PRICE         SHARES   EXERCISE PRICE
--------------------------------------------------------------------------------
       1,302,285          7.3             $10.29         244,912      $10.29
          10,000          8.2              15.75              --          --
         405,000          8.2              20.50              --          --
--------------------------------------------------------------------------------
       1,717,285          7.5             $12.73         244,912      $10.29
================================================================================

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

This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Homeside, Inc. Predecessor is required to retroactively adopt this standard when reporting its operating results for periods after December 15, 1997. Income per share after extraordinary loss and weighted average shares are as follows:


                                                    FOR THE PERIOD FROM MARCH 1, 1997 TO FEBRUARY 10, 1998
                                                    ------------------------------------------------------
BASIC EARNINGS PER SHARE                                 INCOME             SHARES        PER-SHARE AMOUNT
                                                    --------------        ----------      ----------------
Net income available to common stockholders           $ 74,787,000        43,474,864          $ 1.72
                                                                                              ======
Option issued (See Note 17)                                     --           890,959
                                                                          ----------
DILUTED EARNINGS PER SHARE
Income available to common stockholders plus
      assumed conversions                             $ 74,787,000        44,365,823          $ 1.69
                                                                                              ======

                                                    FOR THE PERIOD FROM MARCH 16, 1996 TO FEBRUARY 28, 1997
                                                    -------------------------------------------------------
BASIC EARNINGS PER SHARE                                INCOME              SHARES       PER-SHARE AMOUNT
                                                    -------------         ----------     ----------------
Net Income available to common stockholders          $ 36,969,000         32,288,313          $ 1.14
                                                                                              ======
Options issued (See Note 17)                                                 399,467
                                                                          ----------
DILUTED EARNINGS PER SHARE
Income available to common stockholders plus
      assumed conversions                            $ 36,969,000         32,687,780          $ 1.13
                                                                                              ======


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

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                     For the Period
                                     From                    FOR THE THREE         FOR THE THREE        FOR THE THREE
                                     DECEMBER 1, 1997 TO     MONTHS ENDED          MONTHS ENDED         MONTHS ENDED
                                     FEBRUARY 10, 1998       NOVEMBER 30, 1997     AUGUST 31, 1997      TO MAY 31, 1997
                                     -------------------     -----------------     ---------------      ---------------
                                                               (in thousands, except share data)
Revenue                                $    62,523              $    72,131          $    72,746           $    67,458
Expenses                                    36,254                   38,537               39,733                37,731
Provision for income taxes                  10,245                   13,102               12,875                11,594
                                       -----------              -----------          -----------           -----------
Net income                             $    16,024              $    20,492          $    20,138           $    18,133
                                       ===========              ===========          ===========           ===========
Net income per share(1)
       Basic                           $      0.37              $      0.47          $      0.46           $      0.42
       Diluted                         $      0.36              $      0.46          $      0.46           $      0.41
Weighted average shares
  outstanding(1)
       Basic                            43,483,633               43,472,568           43,472,568            43,472,568
       Diluted                          44,425,067               44,350,533           44,132,639            43,968,011

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


                                     FOR THE THREE           FOR THE THREE         FOR THE THREE       FOR THE PERIOD FROM
                                     MONTHS ENDED            MONTHS ENDED          MONTHS ENDED        MARCH 16, 1996
                                     FEBRUARY 28, 1997       NOVEMBER 30, 1996     AUGUST 31, 1996     TO MAY 31, 1996
                                     -----------------       -----------------     ---------------     -------------------
                                                            (in thousands, except share data)
 Revenue                               $    63,171              $    62,325          $    57,863           $    33,717
 Expenses                                   40,288                   40,655               40,842                22,609
 Provision for income taxes                  8,750                    9,015                6,954                 4,554
 Extraordinary loss from the
      early extinguishment
      of debt, net of tax                    6,440                       --                   --                    --
                                       -----------              -----------          -----------           -----------
 Net income                            $     7,693              $    12,655          $    10,067           $     6,554
                                       ===========              ===========          ===========           ===========
 Net income per share before
       extraordinary loss on early
       extinguishment of debt(1)
             Basic                     $      0.37              $      0.36          $      0.29           $      0.34
             Diluted                   $      0.37              $      0.36          $      0.29           $      0.34
  Net income per share (1)
             Basic                     $      0.20              $      0.36          $      0.29           $      0.34
             Diluted                   $      0.20              $      0.36          $      0.29           $      0.34
  Weighted average shares
          outstanding (1)
             Basic                      37,743,651               35,020,068           35,020,068            19,040,000
             Diluted                    38,143,118               35,329,380           35,329,380            19,349,312

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

22.  PARENT COMPANY ONLY
     CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                        FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                                        -----------------    -----------------
                                                                 (DOLLARS IN THOUSANDS)
  ASSETS
  Investment in subsidiary                                   $700,374             $629,513
  Other assets                                                 22,202               17,105
                                                             --------             --------
  Total Assets                                               $722,576             $646,618
                                                             ========             ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                      $  3,443             $  4,322
  Long-term debt                                              130,000              130,000
                                                             --------             --------
  Total Liabilities                                           133,443              134,322
                                                             --------             --------
  Commitments and Contingencies
  Stockholders' Equity:
    Common stock                                                  531                  531
    Additional paid-in capital                                476,846              476,646
    Retained earnings                                         111,756               36,969
                                                             --------             --------
                                                              589,133              514,146
    Less: Notes received in payment for capital stock              --               (1,850)
                                                             --------             --------
  Total stockholders' equity                                  589,133              512,296
                                                             --------             --------
  Total Liabilities and Stockholders' Equity                 $722,576             $646,618
                                                             ========             ========


                              STATEMENTS OF INCOME

                                                  FOR THE PERIOD FROM        FOR THE PERIOD FROM
                                                    MARCH 1, 1997 TO          MARCH 16, 1996 TO
                                                   FEBRUARY 10, 1998          FEBRUARY 28, 1997
                                                  ------------------         -------------------
                                                               (DOLLARS IN THOUSANDS)
REVENUES:
Dividends from subsidiary                               $14,712                    $ 16,965
                                                        -------                    --------
  Total Revenues                                         14,712                      16,965
                                                        -------                    --------
EXPENSES:
Interest expense                                         14,518                      19,445
Other expenses                                              131                         842
                                                        -------                    --------
      Total Expenses                                     14,649                      20,287
                                                        -------                    --------
Income (loss) before income taxes, equity in
  undistributed income of subsidiary
  and extraordinary loss                                     63                      (3,322)
Income tax benefit                                        5,713                       8,171
                                                        -------                    --------
Income before equity in undistributed income
  of subsidiary and extraordinary loss                    5,776                       4,849
Equity in undistributed income of subsidiary             69,011                      38,560
Extraordinary loss, net of tax                               --                       6,440
                                                        -------                    --------
NET INCOME                                              $74,787                    $ 36,969
                                                        =======                    ========

                                    STATEMENTS OF CASH FLOWS


                                                                 FOR THE PERIOD FROM        FOR THE PERIOD FROM
                                                                    MARCH 1, 1997 TO         MARCH 16, 1996 TO
                                                                   FEBRUARY 10, 1998         FEBRUARY 28, 1997
                                                                 -------------------        -------------------
                                                                          (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income                                                            $ 74,787                  $  36,969
Adjustments to reconcile net income to net
    Cash provided by (used in) operating activities
    Amortization                                                            --                        842
    Equity in undistributed earnings of subsidiary                     (69,011)                   (38,560)
    Deferred income tax benefit                                         (5,713)                    (8,171)
    Change in other assets and accounts payable
       and accrued liabilities                                          (2,113)                    (3,810)
                                                                     ---------                   --------
 Net cash used in operating activities                               $  (2,050)                   (12,730)
                                                                     ---------                   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital contribution to subsidiary                                          --                   (376,453)
                                                                     ---------                  ---------
Net cash used in investing activities                                       --                   (376,453)
                                                                     ---------                  ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of bridge financing                                                --                     90,000
Repayment of bridge financing                                               --                    (90,000)
Issuance of Notes                                                           --                    200,000
Payment of debt issue costs                                                 --                    (10,409)
Repayment of long-term debt                                                 --                    (70,000)
Repayment of stockholder loans                                           1,850                         --
Proceeds from issuance of common stock                                     200                    269,592
                                                                     ---------                  ---------
Net cash provided by financing activities                                2,050                    389,183
                                                                     ---------                  ---------
Cash and cash equivalents at beginning of period                            --                         --
Cash and cash equivalents at end of period                                  --                         --
                                                                     ---------                  ---------
                                                                     $      --                  $      --
                                                                     =========                  =========

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective April 1,1998, Homeside, Inc. dismissed its prior certifying accountants, Arthur Andersen L.L.P. and retained as its new certifying accountants, KPMG LLP. Arthur Andersen's report on HomeSide's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by Homeside, Inc. Predecessor's Board of Directors.

     During the last three fiscal years and the subsequent interim period to the date hereof, there were no disagreements between Homeside, Inc. Predecessor and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1) of Regulation S-K occurred with respect to HomeSide within the last two fiscal years and the subsequent interim period to the date hereof.

     Effective April 1, 1998, HomeSide engaged KPMG LLP as its principal accountants. During the last three fiscal years and the subsequent interim period to the date hereof, HomeSide did not consult KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

None of the following directors are related to any other director or to any executive officer of the Company.


                                Position with the Company                                               Year First
                                or Principal Occupation                                                 Elected a
Name of Nominee                 During the Past Five Years                                    Age       Director
---------------                 --------------------------                                    ---       ----------
Joe K. Pickett                  Chairman of the Board and Chief Executive Officer of the      55        1996
                                Company since March 14, 1996.  Chairman of the Board and a
                                Director of the Company's wholly-owned
                                subsidiary HomeSide Lending, Inc. ("HomeSide
                                Lending") since April 1990. Chief Executive
                                Officer of HomeSide Lending from April 1990 to
                                April 1999. Director of Fannie Mae and Baptist
                                Medical Center, Jacksonville, Florida.

Hugh R. Harris                  President and Chief Operating Officer of the Company since    49        1996
                                March 16, 1996.  Chief Executive Officer of HomeSide
                                Lending since April 1999.  President and Chief Operating
                                Officer of HomeSide Lending from January 1993 to April
                                1999.  Previously, Vice-Chairman of HomeSide Lending.

Kevin D. Race                   Vice President of the Company since October 1996.             40        1999
                                President, and Chief Operating Officer of HomeSide Lending
                                since April 1999. Executive Vice President and Chief
                                Financial Officer of HomeSide Lending from October 1996
                                to April 1999.

Frank J. Cicutto                Managing Director and Chief Executive Officer of National     49        1998
                                Australia Bank, Ltd., the parent since 1998.

Robert M. Prowse                Executive General Manager of National Australia Bank, Ltd.,   56        1998
                                the parent since 1999.  Chief Financial Officer of National
                                Australia Bank, Ltd., the parent, from 1998 to 1999.
                                Previously Managing Director of Bank of New Zealand from
                                1992 to 1997.

Douglas E. Ebert                Chief Executive Officer of Michigan National Corporation      56        1998
                                and Michigan National Bank since December 1993.  Previously
                                President and Chief Executive Officer of Lincoln National
                                Corporation.

W. Blake Wilson                 Vice President and Chief Financial Officer and Director of    34        2000
                                Capital Markets of the Company since 1999.
                                Director of Capital Markets of the Company since
                                1996. Capital Markets for Prudential Home
                                Mortgage ("PHM") from 1992 through June 1996.

Joseph J. Whiteside             Executive Vice President and Senior Advisor U.S.A. for        51        2000
                                National Australia Bank since 1997.  Prior to 1997,
                                Executive Vice President and CFO of Michigan National Bank.

Richard E. McKinnon             Chief Financial Officer of National Australia Bank since      50        2000
                                2000.  Prior to 2000, Head of Investments and Acquisitions
                                Advisory for National Australia Bank.

                                   MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company:


         Name                    Age          Position
 Joe K. Pickett...............   55       Chairman of the Board and Chief Executive Officer, Director
 Hugh R. Harris...............   49       President and Chief Operating Officer; Director
 Kevin D. Race................   40       Vice President and Director
 W. Blake Wilson..............   34       Vice President and Chief Financial Officer, Director
 Robert J. Jacobs.............   48       Vice President, Secretary and General Counsel
 Mark F. Johnson..............   46       Vice President - Production
 William Glasgow, Jr..........   51       Vice President - Servicing
 Daniel T. Scheuble...........   42       Vice President - Technology

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

KEVIN D. RACE has served as Vice President of the Company since October
1996 and as Chief Financial Officer from October 1996 to April 1999. Mr. Race has served as President and Chief Operating Officer of HomeSide Lending since April 1999. Mr. Race served as Executive Vice President and Chief Financial Officer of HomeSide Lending from October 1996 to April 1999. From 1993 to 1996, Mr. Race served as Executive Vice President, Chief Financial Officer and Treasurer of Fleet Mortgage Group. In 1996, Mr. Race was named president of Fleet Mortgage Group. In 1989, Mr. Race served in the mortgage capital markets and non-conforming products areas of Fleet Mortgage Group. From 1985 to 1989, Mr. Race served as Vice President and National Product Manager for Mortgage Backed Securities for Citicorp. From 1982 to 1985, Mr. Race served in the secondary marketing area of North American Mortgage Company.

W. BLAKE WILSON has served as Director since May 2000, Vice President and
Chief Financial Officer since April 1999 and Executive Vice President and Director of Capital Markets of HomeSide Lending from September 1997 to April 1999. He previously served as Senior Vice President and Director of Capital Markets of HomeSide Lending from June 1996. Before joining HomeSide, Mr. Wilson served in Capital Markets for Prudential Home Mortgage ("PHM") from 1992 through June 1996. Prior to joining PHM, he worked in KPMG Peat Marwick's National Mortgage and Structured Finance Group in Washington, D.C.

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

WILLIAM GLASGOW, JR. has served as Vice President of Loan Administration since July 1991. From October 1989 to July 1991, Mr. Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri. Mr.Glasgow has also served as Executive Vice President of HomeSide Lending since April 10, 1996.

DANIEL T. SCHEUBLE currently serves as Global IT and Chief Information Officer. He served as Vice President for Technology and for Loan Processing since 1993 and Vice President for Consumer Direct Lending from 1993 to 1999. From 1990 to 1992, Mr. Scheuble served as a Senior Technology and Operational Manager at Bank of Boston. Mr. Scheuble has also served as Executive Vice President of HomeSide Lending since April 10, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the CEO for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. Predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                          Long-Term
                                                                                      Compensation Awards
                                                           Annual Compensation       ----------------------
         Name and Principal                 Fiscal        ------------------------   Securities  Underlying     All Other
  HomeSide International Position            Year         Salary          Bonus             Options            Compensation
-------------------------------------      -------       --------      -----------        ----------          ------------
Joe K. Pickett ......................       2000         $450,000      $500,000(c)        100,000(d)           $  814,800(l)
             Chairman & CEO                 1999          450,000       500,000(c)        150,000(d)              816,000(j)
                                            1998(a)       291,000       500,000(c)         50,000(d)            4,781,171(f)(g)(h)
                                            1998(b)       372,000       500,000            45,000                  23,954
                                            1997          312,000       362,000           242,862(e)               16,135(i)
-------------------------------------       ----          -------       -------           -------              ----------
Hugh R. Harris.......................       2000          470,000       500,000(c)        100,000(d)              814,800(l)
             President and COO              1999          435,385       470,000(c)        100,000(d)              816,000(j)
                                            1998(a)       266,000       470,000(c)         45,000(d)            4,748,128(f)(g)(h)
                                            1998(b)       360,000       470,000            45,000                  14,411
                                            1997          300,000       350,000           242,862(e)                7,842(i)
-------------------------------------       ----          -------       -------           -------              ----------
Kevin D. Race .......................       2000          350,000       350,000(c)         60,000(d)              352,300(l)
             Vice President                 1999          321,154       300,000(c)         60,000(d)              353,500(j)
                                            1998(a)       194,000       300,000(c)         35,000(d)            2,374,906(f)(g)(h)
                                            1998(b)       250,000       300,000            45,000                   9,333
                                            1997          250,000(j)    100,000            97,155(e)              419,145(i)(k)
-------------------------------------       ----          -------       -------           -------              ----------
Mark F. Johnson .....................       2000          255,000       215,000(c)         40,000(d)              377,300(l)
             Vice President                 1999          240,577       170,000(c)         40,000(d)              378,500(j)
                                            1998(a)       150,000       200,000(c)         30,000(d)            1,738,281(f)(g)(h)
                                            1998(b)       230,000       200,000            30,000                  10,623
                                            1997          200,000       150,000            97,155(e)                6,714(i)
-------------------------------------       ----          -------       -------           -------              ----------
William Glasgow, Jr. ................       2000          255,000       215,000(c)         40,000(d)              377,300(l)
             Vice President                 1999          240,577       170,000(c)         40,000(d)              378,500(j)
                                            1998(a)       150,000       200,000(c)         30,000(d)            1,738,281(f)(g)(h)
                                            1998(b)       230,000       200,000            30,000                  14,299
                                            1997          200,000       150,000            97,155(e)                6,522(i)
-------------------------------------       ----          -------       -------           -------              ----------

(a)      For the fiscal period from February 11, 1998 to September 30, 1998.
(b)      For the fiscal period from March 1, 1997 to February 10, 1998.
(c) Bonus amounts relate to the annual bonus under employment agreements with the National paid during the years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively.
(d) Options to purchase common stock of National Australia Bank, Ltd., the parent.
(e) Reflects a 17 for 1 stock split of the Company's Common Stock effected immediately prior to the Company's January 1997 initial public offering.
(f) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) relocation expenses of $33,043 with respect to Mr. Pickett.
(g) In consideration of entering into the Confidentiality and Noncompetition Agreements with the National, Messrs. Pickett, Harris, Race, Johnson and Glasgow received a one time cash payment in the amount of $1,500,000, $1,500,000, $1,000,000, $400,000 and $400,000,
         respectively, immediately following the Merger with the National.
(h) Executive officers received the following amounts with respect to accelerated Options pursuant to the Merger Agreement: Joe K. Pickett - $2,380,595, Hugh R. Harris - $2,380,595, Kevin D. Race - $1,018,261,
         Mark F. Johnson - $981,636, and William Glasgow, Jr. - $981,636. In addition, such individuals received the following amounts with respect to previously vested options pursuant to the Merger Agreement: Joe
         K. Pickett - $851,533, Hugh R. Harris - $851,533, Kevin D. Race - $340,645, Mark F. Johnson $340,645 and William Glasgow, Jr. - $340,645.
(i) Includes amounts received for (1) matching contributions under the Company's savings plan of $6,000 with respect to each of Messrs. Pickett, Harris, Johnson Glasgow; and (2) the dollar value of life insurance premiums paid by the Company of $10,135 with respect to Mr. Pickett, $1,842 with respect to Mr. Harris, $74 with respect to Mr. Race, $714 with respect to Mr. Johnson, and $522 with respect to Mr. Glasgow.
(j) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.
(k) The salary of Mr. Race was per annum. Mr. Race has been employed by the Company since October 1996. Includes a bonus of $375,000 received by Mr. Race as an inducement to join the Company and $38,071 in relocation expenses.
(l) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,800 with respect to each individual, (2) profit sharing contributions of $8,000 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.

           OPTION GRANTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000
               AND SEPTEMBER 30, 1999 AND THE PERIOD FROM FEBRUARY
                         11, 1998 TO SEPTEMBER 30, 1998

         The following table provides information on option grants with respect to common stock of the parent, National Australia Bank, Ltd., for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:


                                                     Individual
                                                       Grants
                              ------------------------------------------------------------

                               Number of
                              Securities        % of Total                                      Potential Realizable Value at
                              Underlying          Options                                       Assumed Annual Rates of Stock
                                Options         Granted to        Exercise                   Price Appreciation for Option Term(e)
                      Fiscal    Granted        Employees in        Price        Expiration   ------------------------------------
        Name           Year       (#)           the period         ($/Sh)          Date                  5%             10%
---------------------------------------------------------------------------------------------------------------------------------
Joe K. Pickett         2000   100,000 (a)          (d)             $11.54         03/23/08            $839,523       $1,361,503
                       1999   150,000 (b)           1%             $18.43         03/19/04              37,500          772,500
                       1998    50,000 (c)          (d)              11.81         02/26/03             160,233          332,211
---------------------------------------------------------------------------------------------------------------------------------
Hugh R. Harris         2000   100,000 (a)          (d)              11.54         03/23/08             839,523        1,361,503
                       1999   100,000 (b)          (d)              18.43         03/19/04              25,000          515,000
                       1998    45,000 (c)          (d)              11.81         02/26/03             144,210          298,990
---------------------------------------------------------------------------------------------------------------------------------
Kevin D. Race          2000    60,000 (a)          (d)              11.54         03/23/08             503,714          816,902
                       1999    60,000 (b)          (d)              18.43         03/19/04              15,000          309,000
                       1998    35,000 (c)          (d)              11.81         02/26/03             112,163          232,548
---------------------------------------------------------------------------------------------------------------------------------
Mark F. Johnson        2000    40,000 (a)          (d)              11.54         03/23/08             335,809          544,601
                       1999    40,000 (b)          (d)              18.43         03/19/04              10,000          206,000
                       1998    30,000 (c)          (d)              11.81         02/26/03              96,140          199,327
---------------------------------------------------------------------------------------------------------------------------------
William Glasgow, Jr.   2000    40,000 (a)          (d)              11.54         03/23/08             335,809          544,601
                       1999    40,000 (b)          (d)              18.43         03/19/04              10,000          206,000
                       1998    30,000 (c)          (d)              11.81         02/26/03              96,140          199,327


(a) Options granted during the fiscal year ended September 30, 2000 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 23, 2003 to March 23, 2008 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. In addition, a performance hurdle based on the maximum total shareholder return of NAB relative to the total shareholder return of a group of companies during the exercise period of the options is required to be met before the options can be exercised. This group of companies is to be based on the ASX Top 50, when the options are granted. The total return includes the value of dividends and the share price growth over the relevant period.

(b) Options granted during the fiscal year ended September 30, 1999 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 19, 2002 to March 19, 2004 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.

(c) Options granted during the period from February 11, 1998 to September 30, 1998 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from February 26, 2001 to February 26, 2003 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.

(d) Represents less than 1% of the total options granted to the National's employees during the fiscal year ended September 30, 1998.

(e) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the National's Common Stock and in accordance with the Executive Share Option Plan. The market price of the National's common stock was $13.82, $14.64 and $12.10 at September 30, 2000, September 30, 1999 and September 30, 1998, respectively.

                  AGGREGATED OPTION EXERCISES AND OPTION VALUES
  FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND THE
               PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

         The following table provides information on option exercises during the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 with respect to the Common Stock of the National and on the values of the named executive officers' unexercised options at September 30, 2000, September 30, 1999 and September 30, 1998:


                                    Shares                          Number of  Securities                Value of Unexercised
                                   Acquired                        Underlying Unexercised                   In-the-Money
                          Fiscal      on          Value            Options at Year-End (#)               Options at Year-End
         Name              Year    Exercise     Realized      Exercisable        Unexercisable        Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Joe K. Pickett...........  2000        0           $0              0                100,000               $0           $228,000(a)
                           1999        0            0              0                150,000                0                   (b)
                           1998        0            0              0                 50,000                0             14,500(c)
------------------------------------------------------------------------------------------------------------------------------------
Hugh R. Harris...........  2000        0            0              0                100,000                0            228,000(a)
                           1999        0            0              0                100,000                0                   (b)
                           1998        0            0              0                 45,000                0             13,050(c)
------------------------------------------------------------------------------------------------------------------------------------
Kevin D. Race............  2000        0            0              0                 60,000                0            136,800(a)
                           1999        0            0              0                 60,000                0                   (b)
                           1998        0            0              0                 35,000                0             10,150(c)
------------------------------------------------------------------------------------------------------------------------------------
Mark F. Johnson..........  2000        0            0              0                 40,000                0             91,200(a)
                           1999        0            0              0                 40,000                0                   (b)
                           1998        0            0              0                 30,000                0              8,700(c)
------------------------------------------------------------------------------------------------------------------------------------
 William Glasgow, Jr.....  2000        0            0              0                 40,000                0             91,200(a)
                           1999        0            0              0                 40,000                0                   (b)
                           1998        0            0              0                 30,000                0              8,700(a)
------------------------------------------------------------------------------------------------------------------------------------

(a) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 2000.
(b) No options granted during the fiscal year ended September 30, 1999 were in-the-money at September 30, 1999.
(c) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 1998.

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

The following table sets forth an estimate of long-term incentive compensation earned by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers for the fiscal year ended September 30, 2000. No long-term incentive compensation was paid to any executive officer or other Participant during fiscal years 2000 and 1999.

                            LONG-TERM INCENTIVE PLANS

                                                                                       Estimated Future Payouts under
                                                                                 non-stock price-based plans (in thousands)
                                                                                 ------------------------------------------
                                  Number of
                                  shares,
                                  units or
                                  other         Performance  or other period
   Name of Officer(a)             rights(b)     until maturation or payout(c)    Threshold(d)    Target(e)    Maximum(f)
   ------------------------------ ------------- -----------------------------    --------------- ----------    -----------
   Joe K. Pickett                 NA            March 31, 2001                   0               N/A           $2,500
   ------------------------------ ------------- -----------------------------    --------------- ----------    -----------
   Hugh R. Harris                 NA            March 31, 2001                   0               N/A            2,500
   ------------------------------ ------------- -----------------------------    --------------- ----------    -----------
   Kevin D. Race                  NA            March 31, 2001                   0               N/A            1,750
   ------------------------------ ------------- -----------------------------    --------------- ----------    -----------
   Mark F. Johnson                NA            March 31, 2001                   0               N/A            1,000
   ------------------------------ ------------- -----------------------------    --------------- ----------    -----------
   William Glasgow, Jr.           NA            March 31, 2001                   0               N/A            1,000
   ------------------------------ ------------- -----------------------------   --------------- ----------     -----------

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

     Employment Agreements with the National and the Company. In connection with the acquisition of HomeSide by the National, the National and the Company entered into employment agreements (the "Employment Agreement") with Joe K. Pickett, Hugh R. Harris, Kevin D. Race, W. Blake Wilson, Mark F. Johnson, William Glasgow, Jr. and five other officers of the Company (the "Executives"). Each Employment Agreement became effective upon the consummation of the merger with the National (the "Merger") and provides for a three-year term of employment commencing upon the consummation of the Merger. Mr. Pickett serves as Chairman and Chief Executive Officer of the Company. Mr. Harris serves as President and Chief Operating Officer of the Company. Mr. Race serves as Vice President of the Company. Mr. Wilson serves as Vice President and Chief Financial Officer of the Company. Mr. Johnson serves as Vice President, Loan Production, for the Company. Mr. Glasgow serves as Vice President, Loan Administration, for the Company.

     Pursuant to their respective Employment Agreements, Messrs. Pickett, Harris, Race, Wilson, Johnson and Glasgow each (i) receives an annual base salary of at least $450,000, $410,000, $300,000, $200,000, $230,000 and
$230,000, respectively, (ii) receives a guaranteed annual bonus of $800,000, $800,000, $337,500, $200,000, $362,500 and $362,500 respectively, payable on each of the first and second anniversaries of the Effective Time, February 10, 1998, of the Merger, (iii) is eligible to participate in the Company's annual bonus plan ("ABP"), (iv) is eligible to participate in the National's Executive Share Option Plan, and received an initial grant of options to purchase 50,000, 45,000, 35,000, 30,000, 30,000, and 30,000 NAB ordinary shares, respectively, and (v) is eligible to participate in a long-term incentive plan (funded by the National with a cash pool not in excess of $15,000,000), the first award under such plan (the "Anniversary Award") to be payable in a lump sum cash payment within 30 days following the third anniversary of the effective time of the Merger (the

"Anniversary Date"), provided that the Executive is employed by the Company on the Anniversary Date. The Employment Agreements provide that the National shall cause the entire long-term incentive plan cash pool to be distributed to eligible Company executives. The Employment Agreements for the five other officers provide for annual base salaries aggregating $920,000, and guaranteed annual bonuses aggregating $512,500; and such officers will receive in the aggregate initial grants of options to purchase 120,000 NAB ordinary shares and will be eligible to participate in the Company's annual bonus plan and in the long-term incentive plan referred to in clause (v) above. The Employment Agreements also provide that each Executive will be (i) entitled to participate in employee benefit plans as may be in effect for senior executives of the Company from time to time, (ii) entitled to paid vacation in accordance with the vacation policy applicable to the Company's senior executives, (iii) reimbursed by the Company for reasonable business expenses and (iv) entitled to receive the same perquisites that such Executives received immediately prior to the Effective Time. The Employment Agreements further provide that each Executive will be eligible to participate in a nonqualified deferred compensation plan to which such Executive may elect to defer any amount of such Executive's cash compensation.

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

      The Company has entered into a trust agreement with SunTrust Bank pursuant to which it will fund its obligations under the plan. This type of trust instrument is commonly referred to as a "Rabbi Trust."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CAPITAL STOCK OF THE COMPANY

      All of the outstanding common stock of HomeSide International, Inc., consisting of 1 share, is owned by the National.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The facility was renewed on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. The weighted average interest rate on outstanding borrowings under this credit facility during fiscal years ended September 30, 2000 and September 30, 1999 were 6.25% and 5.22%, respectively. HomeSide's interest expense on this facility was approximately $100.4 million for the fiscal year ended September 30, 2000.

HomeSide earned management fees charged to affiliate companies of approximately $2.5 million for the fiscal year ended September 30, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this Report:

         1.  Financial Statements:  See Part II, Item 8 hereof.

         2.  Financial Statement Schedule and Auditors' Report

All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.

         3.  The following exhibits are submitted herewith:

Unless otherwise indicated, all Exhibits are incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-06737.

 NUMBER     DESCRIPTION
 ------     -----------
  3.1       Certificate of Incorporation of HomeSide Lending, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 3.2***     By-Laws of HomeSide Lending, Inc.

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

10.9- PMSR Flow Agreement dated as of March 15, 1996 between BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The First national Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

10.10- Mortgage Loan Servicing Agreement dated as of March 15, 1996 between BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of the First National Bank of Boston, Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.

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

10.18 Operating Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.

10.19- Mortgage Loan Servicing Agreement dated as of April, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.

10.20- PMSR Flow Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.


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

10.28* Amended and Restated Holdings Guaranty dated as of January 31, 1997 by HomeSide, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.29* Amended and Restated HomeSide Lending Guaranty dated as of January 31, 1997 by HomeSide Lending, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.30* Amended and Restated Subsidiaries Guaranty dated as of January 31, 1997 by each of SWD Properties, Inc., Stockton Plaza, Inc., HomeSide Lending Mortgage Securities, Inc. and Honolulu Mortgage Company, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.31* Amended and Restated BMC Guaranty dated as of January 31, 1997 by HomeSide Holdings, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.32* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.33* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between Honolulu Mortgage Company, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.34* Amended and Restated Security and Collateral Agency Agreement dated as of January 31, 1997 between HomeSide Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement

10.35 Intercreditor Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. HomeSide Holdings, The Bank of New York, as Trustee, and The Chase Manhattan Bank, as Administrative Agent under the Credit Agreement

10.36       HomeSide, Inc. Time Accelerated Restricted Stock Option Plan

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

10.46       Form of HomeSide Severance Agreement

10.47 Loan and Security Agreement dated January 15, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank (incorporated by reference to Company's Registration Statement on Form S-1 Registration No. 333-17685).

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

10.56 Amendment dated as of September 30, 1997 to the Credit Agreement dated as of January 31, 1997 (incorporated by reference to Quarterly Report on Form 10-Q of Company's for Quarter ended November 30,1997).

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

10.63**     HomeSide Lending, Inc. Long Term Incentive Plan.

10.64**     NAB Group - USA Deferred Compensation Plan, effective February 10,
            1998.

10.65** Revolving Credit Agreement dated as of October 18, 1999 among HomeSide Lending, the lenders thereto and Chase Manhattan Bank as Administrator.

10.66 Unsecured Revolving Credit Agreement and Promissory Note dated June 23, 1998 between HomeSide Lending, Inc. and National Australia Bank (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.67 First Amendment dated June 22, 1999 to Unsecured Revolving Credit Agreement dated June 23, 1998 between HomeSide Lending , Inc. and National Australia Bank Limited (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.68 Amended and Restated Renewal Promissory Note dated June 22, 1999 between HomeSide Lending, Inc. and National Australia Bank Limited (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.69*** Second Amendment dated June 21, 2000 to Unsecured Revolving Credit Agreement between HomeSide Lending, Inc. and National Australia Bank Ltd.

10.70*** Second Amended and Restated Renewal Promissory Note dated June 21, 2000 between HomeSide Lending, Inc. and National Australia Bank, Ltd.

10.71*** Revolving Credit Agreement dated as of October 16, 2000 among HomeSide Lending, the lenders thereto and

            Chase Manhattan as Administrator.

10.72*** Trust under NAB Group - USA Deferred Compensation Plan Dated as of July 6, 2000 between HomeSide Lending Inc, and SunTrust Bank.

21.1***     List of subsidiaries of HomeSide International, Inc.

27.1***     Financial Data Schedule

----------------


* Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s (a wholly-owned subsidiary of the Registrant) Registration Statement on Form S-1, Registration No. 333-21193

- Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.

** Incorporated by reference to Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1999.

*** Filed Herewith.

(b) Reports on form 8-K

    HomeSide filed no reports on form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HomeSide International, Inc.
                                    (Registrant)

                                    By:  /s/
                                         -------------------------------------
                                         Joe K. Pickett
                                         Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         SIGNATURE                                   TITLE                                DATE
         ---------                                   -----                                ----
/s/                            Chairman of the Board, Chief Executive Officer        December 22, 2000
---------------------------
     Joe K. Pickett

/s/                            President, Chief Operating Officer and Director       December 22, 2000
---------------------------
     Hugh R. Harris

/s/                            Vice President, Chief Financial Officer and Director  December 22, 2000
---------------------------
     W. Blake Wilson

/s/                            Vice President and Director                           December 22, 2000
---------------------------
     Kevin D. Race

                               Director                                              December 22, 2000
---------------------------
     Frank J. Cicutto

                               Director                                              December 22, 2000
---------------------------
     Robert M. Prowse


/s/                            Director                                              December 22, 2000
---------------------------
     Douglas E. Ebert

                               Director                                              December 22, 2000
---------------------------
     Joseph J. Whiteside

                               Director                                              December 22, 2000
---------------------------
     Richard E. McKinnon
