Form 10-Q
period 2001-03-31
HOMESIDE INTERNATIONAL INC
filed 2001-05-15
CIK 1016628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                                      Outstanding at May 15, 2001
           -----                                                      ---------------------------
Common stock $0.01 par value                                                       1
Class C non-voting common stock $1.00 par value                                   none

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         MARCH 31, 2001       SEPTEMBER 30, 2000
                                                                                         --------------       ------------------
ASSETS

Cash and cash equivalents                                                                  $   190,501             $  110,737
Mortgage loans held for sale, net                                                            1,614,909              1,441,216
Mortgage servicing rights, net                                                               4,362,340              4,464,312
Risk management instruments at fair value, net                                                 260,806                     --
Early pool buyout advances                                                                     143,418                141,255
Accounts receivable, net                                                                       322,318                324,028
Premises and equipment, net                                                                     83,461                 80,052
Goodwill, net                                                                                  594,448                612,018
Other assets                                                                                   137,995                 93,415
                                                                                           -----------             ----------
Total Assets                                                                               $ 7,710,196             $7,267,033
                                                                                           ===========             ==========


LIABILITIES AND STOCKHOLDER'S EQUITY


Accounts payable and accrued liabilities                                                   $   704,012             $  587,275
Notes payable                                                                                3,334,500              3,235,400
Long-term debt                                                                               2,171,569              1,899,772
Deferred income taxes, net                                                                     270,272                271,369
                                                                                           -----------             ----------
Total Liabilities                                                                            6,480,353              5,993,816
                                                                                           -----------             ----------

Stockholder's Equity:
Common stock:

     Common stock, $.01 par value, 100 shares authorized and 1 share issued and
         Outstanding
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized, and 0 shares issued and outstanding                                            --                     --
Additional paid-in capital                                                                   1,231,302              1,231,302
Retained earnings                                                                                 (907)                41,915
Accumulated other comprehensive income                                                            (552)                    --
                                                                                           -----------             ----------

Total Stockholder's Equity                                                                   1,229,843              1,273,217
                                                                                           -----------             ----------

Total Liabilities and Stockholder's Equity                                                 $ 7,710,196             $7,267,033
                                                                                           ===========             ==========


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            FOR THE THREE      FOR THE THREE     FOR THE SIX      FOR THE SIX
                                                             MONTHS ENDED       MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                            MARCH 31, 2001     MARCH 31, 2000    MARCH 31, 2001   MARCH 31, 2000
                                                            --------------     --------------    --------------   --------------
REVENUES:

Mortgage servicing fees                                        $ 220,255         $ 185,629         $ 428,453         $ 356,827
Amortization of mortgage servicing  rights                      (135,392)         (102,659)         (255,654)         (200,187)
                                                               ---------         ---------         ---------         ---------
    Net servicing revenue                                         84,863            82,970           172,799           156,640

Interest income                                                   29,150            30,107            57,834            66,272
Interest expense                                                 (47,927)          (43,015)          (95,808)          (78,587)
                                                               ---------         ---------         ---------         ---------
    Net interest (expense)                                       (18,777)          (12,908)          (37,974)          (12,315)

Net mortgage origination revenue                                  33,850            21,900            55,963            38,908
Other income                                                       2,134             1,248             8,293             2,111
                                                               ---------         ---------         ---------         ---------
    Total Revenues                                               102,070            93,210           199,081           185,344

EXPENSES:

Salaries and employee benefits                                    32,642            25,870            62,520            55,688
Occupancy and equipment                                            9,369             7,719            19,207            16,269
Servicing losses on investor-owned loans                           8,109             7,386            18,200            15,754
   and foreclosure-related expenses
Other expenses                                                    15,675             9,315            35,032            22,676
                                                               ---------         ---------         ---------         ---------
    Total Expenses                                                65,795            50,290           134,959           110,387

NET OPERATING REVENUE BEFORE RISK MANAGEMENT
RESULTS (SFAS 133), PROVISION FOR MORTGAGE
SERVICING RIGHTS, AND GOODWILL AMORTIZATION                       36,275            42,920            64,122            74,957

Goodwill amortization                                             (8,785)           (8,974)          (17,570)          (17,948)
Risk management results (SFAS 133) and
provision for mortgage servicing rights                          (74,734)               --           (67,532)               --
                                                               ---------         ---------         ---------         ---------
(Loss) income before income taxes and cumulative
effect of a change in accounting principle                       (47,244)           33,946           (20,980)           57,009
Income tax (benefit) expense                                     (14,056)           15,666            (1,275)           20,559
                                                               ---------         ---------         ---------         ---------
(Loss) income before cumulative effect of a change in
accounting principle                                             (33,188)           18,280           (19,705)           36,450

Cumulative effect of a change in accounting for
derivative instruments and hedging activities, net of
income tax expense of $507                                            --                --               883                --
                                                               ---------         ---------         ---------         ---------
NET (LOSS) INCOME                                                (33,188)           18,280           (18,822)           36,450
Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting
      for derivative instruments and hedging activities               --                --            (9,133)               --
      Net gains/(losses) on current period cash flow               2,376                --              (539)               --
      Less: reclassification adjustment for losses
      included in net income                                          38                --             9,120                --
                                                               ---------         ---------         ---------         ---------
Other comprehensive income                                         2,414                --              (552)
                                                               ---------         ---------         ---------         ---------
COMPREHENSIVE (LOSS) INCOME                                    $ (30,774)        $  18,280         $ (19,374)        $  36,450
                                                               =========         =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE     FOR THE THREE      FOR THE SIX     FOR THE SIX
                                                                  MONTHS ENDED      MONTHS ENDED     MONTHS ENDED    MONTHS ENDED
                                                                 MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 2001  MARCH 31, 2000
                                                                  --------------   --------------    --------------  --------------
CASH FLOWS  (USED IN) PROVIDED BY OPERATING
ACTIVITIES AND RISK MANAGEMENT RESULTS:

Net (loss) income                                                $ (33,188)       $  18,280        $ (18,822)       $  36,450
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities and risk management
  results:
  Amortization  of mortgage servicing rights                       135,392          102,659          255,654          200,187
  Depreciation and amortization                                     12,701           11,546           24,973           23,029
  Cumulative effect of a change in accounting for
     derivative instruments and hedging activities, net                 --               --             (883)              --
  Change in fair value of net hedged assets                        226,076               --          576,474               --
  Change in fair value of derivative contracts                    (181,845)              --         (547,317)              --
  Valuation provision                                                5,500               --           16,000               --
  Servicing losses on investor-owned loans                             479            2,674            4,039            5,204
  Change in deferred income tax liability                           11,194           17,715           21,355           22,612
  Origination, purchase and sale of loans held for sale,
    net of repayments                                             (287,473)         412,154         (162,447)         524,488
  Change in accounts receivable                                     10,323           (3,528)          (2,799)         (39,297)
  Change in other assets and accounts payable and
     accrued liabilities                                           (10,228)         (45,909)         126,456          (54,545)
                                                                 ---------        ---------        ---------        ---------

Net cash (used in) provided by operating activities and
  risk management results                                         (111,069)         515,591          292,683          718,124

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                             (5,603)          (7,192)         (11,685)         (13,443)
Acquisition of mortgage servicing rights                          (297,401)        (123,255)        (734,786)        (358,174)
Net purchase of risk management contracts                          167,850         (414,032)         213,455         (552,839)
Net early pool buyout reimbursements                               (16,961)          28,184           (2,551)         123,180
                                                                 ---------        ---------        ---------        ---------
Net cash used in investing activities                             (152,115)        (516,295)        (535,567)        (801,276)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net borrowings (repayments to) from  banks                         160,500         (559,398)          99,100          (64,799)
Net issuance of commercial paper                                   235,000          318,743               --          336,097
Issuance of medium-term notes                                           --               --          250,000               --
Payment of debt issue costs                                           (755)            (249)          (2,291)          (2,371)
Repayment of long-term debt                                            (82)         (60,223)            (161)         (60,444)
Dividends paid to the National                                          --               --          (24,000)         (24,000)
                                                                 ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities                394,663         (301,127)         322,648          184,483

Net increase (decrease) in cash and cash equivalents               131,479         (301,831)          79,764          101,331
Cash and cash equivalents at beginning of period                    59,022          606,021          110,737          202,859
                                                                 ---------        ---------        ---------        ---------

Cash and cash equivalents at end of period                       $ 190,501        $ 304,190        $ 190,501        $ 304,190
                                                                 =========        =========        =========        =========
Supplemental disclosure of cash flow information:
Interest paid                                                    $  58,656        $  43,063        $ 109,474        $  75,489
Income taxes paid                                                $      21        $     339        $      23        $     342
Income taxes refunded                                                   --        $   2,388        $      14        $   2,395
Impact of cash flow hedges on other comprehensive income, net    $   2,414               --        $    (552)              --


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

Operating results for the three- and six-month periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide International, Inc. ("HomeSide or the "Company").

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and cash due from banks and interest-bearing deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with counterparties and the Company in accordance with the requirements of International Swap Dealer Agreements. At March 31, 2001 counterparty net margin deposits with the Company were approximately $94.7 million. At September 30, 2000, the Company's net margin deposits with counterparties totaled approximately $84.0 million

3. MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2000                     $4,464,312
Additions                                          734,786
Change in value due to hedged risk                (565,104)
Amortization                                      (255,654)
Valuation provision                                (16,000)
                                                ----------
Balance, March 31, 2001                         $4,362,340
                                                ==========


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

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities and requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, "hedge accounting" may be applied and the derivative instruments may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of certain foreign currency exposures. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current earnings along with the change in value of the designated hedge item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income ("OCI"), until such time that earnings are affected by the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings are impacted to the extent the changes in the value of the derivative instruments do not perfectly offset the changes in the value of the hedge items (so called "ineffectiveness"). Derivative instruments that are non-designated or do not meet the relevant hedge accounting criteria are accounted for at fair value with gains and losses recorded to current earnings. The Company is not a party to any foreign currency hedge relationships.

Effective with its first fiscal quarter beginning October 1, 2000, the Company adopted SFAS 133 as required. Accordingly, all derivative instruments are recognized on balance sheet at fair value and are either designated as fair value hedges, cash flow hedges, or are non-designated pursuant to the Company's risk management policies. At October 1, 2000, the Company recognized a cumulative-effect transition adjustment of $1.4 million to increase pre-tax income for the effect of the change in accounting principle. Additionally, the Company recognized a pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million. The transition adjustments are more fully explained in the following sections along with the risk management activities and hedge accounting results for the three months and six months ended March 31, 2001. The impact of the accounting for risk management activities pursuant to SFAS 133 is expected to create a level of ongoing volatility in reported financial results. The impact of SFAS 133 for the three- and six-month periods ended March 31, 2001 is included in the caption titled "Risk management results (SFAS 133) and provision for mortgage servicing rights" in the accompanying consolidated statements of income.

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

Mortgage Pipeline

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

The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal profit margin associated with the future loan execution. The future loan execution involves the sale of the loan and, typically, the retention of the servicing rights. IRLCs have value characteristics that are somewhat analogous to certain option contracts in that the commitments tend to: (i) decrease in value at an accelerating rate as interest rates increase and the probability of the borrower's loan closing increases, and (ii) increase in value at a decelerating rate as interest rates decline and the probability of the borrower's loan closing decreases. The Company manages the interest rate and pricing risks associated with its IRLCs by using mortgage forward delivery contracts, options on mortgage-backed securities and certain treasury instruments. The Company's risk management program employs the use of financial modeling to maintain a high degree of economic correlation between the changes in values of the IRLCs and the related non-designated derivatives. However, due to imprecisions in projecting the timing and rate of loan closings (which are influenced by borrower behavior), some level of economic ineffectiveness can be expected.

Following is a summary of the net gains/(losses) recognized on non-designated risk management derivatives related to the pipeline at March 31, 2001 (in thousands):

                                                            For the three          For the six
                                                            months ended           months ended
                                                           March 31, 2001        March 31, 2001
                                                           --------------        --------------
Gains on IRLCs recognized to income                           $ 16,184             $ 33,876

Losses on mortgage forward delivery contracts                   (9,549)             (23,367)
Losses on options contracts                                     (1,125)              (2,671)
   Total losses recognized to income                           (10,674)             (26,038)
                                                              --------             --------

Net gains recognized on non-designated derivatives            $  5,510             $  7,838
                                                              ========             ========

Gains on interest rate lock commitments represent increases in the value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at March 31, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $7.7 million of the gains recognized on IRLCs (reported for the three months ended March 31, 2001, above) were applied to the initial basis of the underlying loans funded and are included in the carrying amount of loans held for sale at March 31, 2001. The balance of the gains totaling $8.5 million are recognized as open derivative contracts at March 31, 2001 and are recorded at fair value in the consolidated balance sheets. The net gains and losses on non-designated risk management derivatives (related to the pipeline) are included as a component of the risk management results in the accompanying consolidated statements of income.

Mortgage Inventory

The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review, collateral document preparation and other pooling requirements necessary to consummate the sale and/or securitization. Based on the status of such, as well as historical delivery patterns and investor settlement dates, the Company is able to forecast the amount and timing of loan sales. Approximately $1.50 billion of the Company's loans at March 31, 2001 are conforming loans which have been underwritten pursuant to the requirements of the secondary marketing agencies (FNMA, FHLMC or GNMA as appropriate). The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. At March 31, 2001, a total of $1.50 billion of mortgage forward delivery contracts were designated as cash flow hedges. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the forecasted loan sales as well as its risk management objective and strategy for undertaking the hedge transactions. The dollar amount of the forward delivery contracts along with the underlying rate and terms of the contracts are equivalent to the forecasted loan sales that are probable of occurring. Hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and pricing risk to the Company. Cumulative losses related to the hedge instruments in the amount of $0.9 million were recorded in OCI at March 31, 2001 and will be reclassified to earnings during the next 90 days, concurrent with the recognition in earnings of the changes in cash flows of the forecasted loan sales. Pursuant to SFAS 133, the unrealized gains (representing the expected offset from the variability in cash flows) associated with the forecasted loan sales are not recorded in the consolidated balance sheet at March 31, 2001 but are represented as a component of the fair value of loans held for sale in excess of their carrying value.

Mortgage loans held for sale at March 31, 2001 include non-conforming loans aggregating $112.4 million which will be sold to non-agency, private investors. During the three- and six-month periods ended March 31, 2001, gains/(losses) of $0.2 million and $(0.2) million, respectively, on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and are a component of risk management results in the accompanying consolidated statements of income.

The fair values of risk management hedging relationships at March 31, 2001 are as follows (in thousands):

Mortgage Pipeline:
IRLCs at period end                                                $     8,521
Non-designated mortgage forward delivery contracts                      (9,548)
Options on mortgage-backed securities                                    1,671
                                                                   -----------
   Total fair value of pipeline derivatives                                644

Mortgage Inventory:
Designated mortgage forward delivery contracts                            (869)
Non-designated mortgage forward delivery contracts                        (214)
                                                                   -----------
   Total fair value of derivatives related to inventory                 (1,083)

Net liability recorded for fair value derivatives                  $      (439)
                                                                   ===========

Carrying value of mortgage loans held for sale                     $ 1,614,909
Fair value of loans held for sale                                    1,618,779
                                                                   -----------
     Unrealized gains in mortgage inventory                        $     3,870
                                                                   ===========


Transition Adjustments and Current Period Activity in OCI

As discussed above, the cumulative effect of the adoption of SFAS 133 was to increase pre-tax net income by $1.4 million. This amount relates solely to the mortgage pipeline at October 1, 2000 and represents the net effect of the adjustments necessary to record IRLCs and the related non-designated derivatives at fair value.

The pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million relates solely to the hedging activities of the mortgage inventory at October 1, 2000. Specifically, this amount represents the cumulative losses (to September 30, 2000) of mortgage forward delivery contracts that were off-balance sheet prior to the adoption of SFAS 133. Such cumulative losses did not exceed cumulative unrealized gains in the designated mortgage inventory at October 1, 2000. Pursuant to the requirements of SFAS 133, cumulative losses in OCI of $14.3 million were reclassified to earnings during the six-month period ended March 31, 2001, concurrent with the recognition of the gains (or favorable variability in cash flows) of the related forecasted loan sales that were settled. Gains and losses on such hedge relationships related to settled transactions are included as a component of net mortgage origination revenue in the accompanying consolidated statements of income. Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the six months ended March 31, 2001 (in thousands):


                                                                                                    Tax
                                                                            Before-tax            (expense)            Net-of-tax
                                                                              Amount              or benefit            Amount
                                                                              ------              ----------            ------
Balance at September 30, 2000                                                 $     --             $    --             $    --
Cumulative effect of a change in accounting for hedging activities             (14,383)              5,250              (9,133)
Net losses on current period cash flow hedge                                    (4,589)              1,674              (2,915)
Reclassification of  losses to net income                                       14,302              (5,220)              9,082
                                                                              --------             -------             -------
Balance at December 31, 2000                                                  $ (4,670)            $ 1,704             $(2,966)
Net gains on current period cash flow hedge                                      3,742              (1,366)              2,376
 Reclassification of net losses to net income                                       59                 (21)                 38
                                                                              --------             -------             -------

Balance at March 31, 2001                                                     $   (869)            $   317             $  (552)
                                                                              ========             =======             =======


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

The Company's risk-management derivative contracts are designated as fair value hedges of the designated mortgage servicing rights (designated portfolios). As permitted by SFAS 133, the "hedged risk" is defined and measured as the change in value of the designated portfolios due to changes in benchmark interest rates. For its monthly hedge periods in the three months and six months ended March 31, 2001, the Company defined swap rates as the designated benchmark interest rate. At the inception of the hedge period, the Company formally documents the relationship between the hedging instruments and the hedged items (representing the individual designated portfolios described above), as well as its risk-management objective and strategy for undertaking the hedging relationships. The Company employs statistical correlation techniques - both at the inception of the hedge period and on an ongoing basis - to formally assess its expectation that changes in the value of the derivative contracts will be highly effective in offsetting changes in the value of the designated hedge portfolios. In its assessment of hedge effectiveness, the Company excludes the change in the value of the derivative contracts due to time decay (theta) which is recorded to current earnings. During the three- and six-month periods ended March 31, 2001, the Company's hedging relationships were highly effective. Accordingly, the increase in the value of the designated derivative contracts (net of excluded components) of $264.2 million and $634.6 million was recorded to earnings along with the decrease in the value of the designated mortgage servicing rights (due to the benchmark interest rate) of $217.2 million and $565.1 million for the three- and six-month periods ended March 31, 2001, respectively.

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

Risk management results related to mortgage servicing rights for the quarter ended March 31, 2001 are summarized below and are included in the caption entitled risk management results in the accompanying consolidated statements of income (in thousands):

                                                                            For the three        For the six
                                                                             months ended        months ended
                                                                            March 31, 2001      March 31, 2001
                                                                            --------------      --------------
Gains on risk management derivative contracts                                   $142,589           $508,061

Decrease in value of designated mortgage servicing rights                      (217,182)          (565,104)

The fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights are as follows at March 31, 2001 (in thousands):


Derivatives designated as fair value hedges                                       $195,081

Non-designated derivatives related to non-designated portfolios                   $ 41,164


Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the three months and six months ended March 31, 2001, the Company had $750 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $750 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to

LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not prepayable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the three months and six months ended March 31, 2001, the value of the interest rate swap contracts increased by $11.8 million and $25.2 million, respectively, and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $25.0 million at March 31, 2001.

Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of the hedge item, or if a forecasted transaction is no longer probable of occurring. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded to earnings. However, in the case of a fair value hedge that is discontinued, the carrying amount of the previously hedged asset or liability may not be adjusted for changes in their fair value, except in the case where a decline in fair value creates impairment to the Company. In the case of a cash flow hedge of a forecasted transaction that is no longer probable of occurring, gains and losses that were previously accumulated in other comprehensive income are immediately recognized to earnings. During the three months and six months ended March 31, 2001, no hedging relationships were terminated.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net losses on these derivatives of $0.4 million and $0.7 million for the three months and six months ended March 31, 2001, respectively, were recorded to income and are included as a component of risk management results in the accompanying consolidated statements of income.

5.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               WEIGHTED AVERAGE INTEREST RATE
                                                    TOTAL OUTSTANDING         AT PERIOD END       DURING THE PERIOD
March 31, 2001:
Commercial paper                                         $1,500,000                5.40%                   5.84%
National Australia Bank unsecured facility                1,834,500                5.41%                   6.00%
                                                         ----------
  Total                                                  $3,334,500
                                                         ==========

September 30, 2000:
Commercial Paper                                         $1,500,000                6.63%                   6.16%
National Australia Bank Unsecured Facility                1,735,400                6.70%                   6.25%
                                                         ----------
  Total                                                  $3,235,400
                                                         ==========

HomeSide Lending, the Company's wholly-owned operating subsidiary, has established a commercial paper program which is supported by an independent syndicate of banks under a credit facility. On March 19, 2001 this commercial paper program was increased from $1.5 billion to $2.0 billion. The weighted average interest rates on commercial paper outstanding during the three- and six-month periods ended March 31, 2001 were 5.84% and 6.24%, respectively. On October 16, 2000, HomeSide Lending entered into a $1.5 billion back-up credit facility. This agreement replaces HomeSide Lending's previous bank credit facility and will terminate on October 15, 2002. Borrowings under the credit facility bear interest at rates per annum, based on, at HomeSide Lending's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or
(iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's commercial paper program. The outstanding commercial paper reduces available borrowings under the credit facility. At March 31, 2001, there were no amounts outstanding under the credit facility.

HomeSide Lending's unsecured revolving credit facility with the National provides short-term funding up to $2.5 billion, subject to limits imposed by the National's regulatory authorities. As of March 31, 2001, the National's limit to lend funds to HomeSide Lending, a non-bank affiliate, was approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7,30,60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. The weighted average interest rate on outstanding borrowings under this credit facility during the three- and six-month periods ended March 31, 2001 were 6.00% and 6.35%, respectively.

6. LONG-TERM DEBT

Medium-term notes

Effective February 16, 2001, HomeSide Lending registered an additional $1.0 billion in medium-term notes under a registration statement on Form S-3 (Registration Number 333-54684) filed with the Securities and Exchange Commission. This effectively raised the medium-term note shelf registration to $3.568 billion. As of March 31, 2001, outstanding medium-term notes issued by HomeSide Lending under this shelf registration statement were as follows (in thousands):

         ISSUE DATE              OUTSTANDING BALANCE            COUPON RATE               MATURITY DATE
June 30, 1997                         $  200,000                     6.88%                June 30,2002
June 30, 1997                             40,000                     6.82%                July 2,2001
July 1, 1997                              15,000                     6.86%                July 2,2001
July 31, 1997                            200,000                     6.75%                August 1,2004
September 15, 1997                        45,000                     6.77%                September 17,2001
April 23, 1998                           125,000                    5.79%*                April 24,2001
May 22, 1998                             225,000                     6.20%                May 15,2003
June 9, 2000                             215,000                    7.07%*                June 10,2002
June 9, 2000                             200,000                    6.89%*                Apri l9,2002
June 9, 2000                              85,000                    7.07%*                June 10,2002
August 1, 2000                            75,000                    6.97%*                August 1,2002
September 14, 2000                        75,000                    6.79%*                September 16,2002
September 14, 2000                        60,000                    6.94%*                September 15,2003
September 14, 2000                        25,000                     7.00%                September 16,2002
September 15, 2000                       100,000                    6.79%*                September 16,2002
September 15, 2000                        50,000                    6.86%*                September 16,2002
December 4, 2000                         125,000                    6.98%*                December 4,2002
December 4, 2000                          75,000                    6.98%*                December 4,2002
December 4, 2000                          50,000                    6.87%*                December 4,2002
                                      ----------
  Total                               $1,985,000
                                      ==========

*  Represents initial interest rate for floating rate note

As of March 31, 2001, the outstanding fixed rate medium-term notes of $750 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the three months and six months ended March 31, 2001, the value of the interest rate swap contracts increased by $11.8 million and $25.2 million, respectively, and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $25.0 million at March 31, 2001. See note 4. The weighted average borrowing rates on medium-term borrowings issued for the three- and six-month periods ended March 31, 2001, including the effect of the interest rate swap agreements, were 6.22% and 6.58%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement, acquire servicing rights, and fund loan originations.

Mortgage note payable

 In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide Lending assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide Lending's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at March 31, 2001, including the fair value adjustments resulting from the merger with the National, was $22.1 million.

11.25% Notes and Subsequent event

The Company issued $200.0 million of 11.25% notes (the "Notes") pursuant to the terms of that certain Indenture dated as of May 14, 1996 (the "Indenture"). The Notes mature on May 15, 2003, and pay interest semiannually in arrears on May 15 and November 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. On April 16, 2001 the Company issued a redemption notice in accordance with the provisions of the Indenture notifying the holders of the Notes that it would redeem them on May 16, 2001 at the redemption price set forth in the Notes. The redemption of the Notes is not expected to have a material effect on the consolidated financial statements of the Company. The Notes are secured by a pledge of the common stock of HomeSide Lending, the Company's wholly-owned subsidiary. The Company is in compliance with all requirements included in the Indenture. The Company used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at March 31, 2001 was $130.0 million. The balance of the Parent Notes at March 31, 2001, including the fair value adjustment resulting from the merger with the National, was $139.5 million.

7. EXECUTIVE COMPENSATION

Effective March 20, 2001, the Company adopted certain changes to its previously adopted NAB Group - USA Deferred Compensation Plan, effective as of February 10, 1998 (the "Plan"). The Plan is for the benefit of certain employees of the Company's subsidiary, HomeSide Lending, Inc., all of whom constitute a select group of management or highly compensated employees ("Participants"). Pursuant to the provisions of Section 2.16 of the Plan, HomeSide Lending, Inc. was designated a Participating Employer.

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

The changes adopted as of March 20, 2001 may be summarized as follows:

Key Elements of Amended Plan

Interim Distributions Now Permitted: Deferral payments can now be paid on a specified Interim Distribution Date while still employed. A Participant may have up to three Interim Distribution Dates. Any Interim Distribution Dates scheduled after the actual termination of employment will be paid in a lump sum upon termination. Previously, deferral payments were made only after termination of employment.

Amount of Interim Distribution: A Participant may establish a maximum amount to be paid on the Interim Distribution Date. Any excess due to investment build-up will be swept to the Termination Benefit. This is a new feature not previously available under the Plan.

Greater Flexibility in Termination Benefit Installment Payments: There is increased flexibility in administering the installment payment method for the Termination Benefit. Rather than requiring equal installments, the Participant may now elect up to three varying lump installments with the remaining installments being equal in amount. Previously, there were only two benefit payment options.

Greater Flexibility in Changing the Termination Benefit payment election: The prior 54th birthday requirement for changing the form of payment has been eliminated. The payment form elected (lump or installment) may now be changed at any time as long as the requested change takes place at least twelve months before employment termination.

Change of Control: There is no longer an automatic lump sum payout in the event of a Change of Control. Payments will be accelerated to a lump sum only if a Participant is involuntarily terminated without cause within three years following a Change of Control. Otherwise, payments will be made as scheduled by Participant.

One Form of Payment for the Termination Benefit: In order to ease administration of the Plan, future Termination Benefit deferrals must follow a single payment regime (for instance, no lump sum payment on one deferral and installments on another as previously permitted). If the Participant has already elected multiple payout methods in earlier deferrals, he may retain those varying payment schedules only for those deferrals unless he voluntarily waives them.

The foregoing is only a summary of the key changes to the Plan. There were additional minor changes to the Plan not summarized here. The complete text of the revised Plan is filed as an exhibit hereto and should be referred to for a complete understanding of the changes. Capitalized terms used in the foregoing summary are defined in the Plan.


8. NEW ACCOUNTING STANDARDS

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

9. DIVIDENDS

On October 23, 2000 the Company paid dividends to the National in the amount of $24.0 million.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


HomeSide International, Inc. ("HomeSide or the "Company"), through its wholly-owned operating subsidiary, HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States. On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent") and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. The Company was formed through the acquisition of the mortgage banking operations of BankBoston, N.A. ("BBMC Predecessor") on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc.

HomeSide's strategy emphasizes variable cost mortgage origination, low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 10th largest originator and the 6th largest servicer in the United States at March 31, 2001, based on data published by Inside Mortgage Finance.

HomeSide plans to continue to expand its core operations through (i) improved economies of scale in servicing; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships with mortgage lenders and other entities that offer similar financial services.

Operating results for the three- and six-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide International, Inc.


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

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six month periods ended March 31, 2001 and 2000 (in millions):


                                  FOR THE THREE        FOR THE THREE         FOR THE SIX          FOR THE SIX
                                   MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                  MARCH 31, 2001       MARCH 31, 2000        MARCH 31, 2001       MARCH 31, 2000
                                  --------------       --------------        --------------       --------------
Correspondent                        $ 3,421               $1,717               $ 6,195               $ 4,279
Co-issue                               4,381                1,642                 7,531                 4,072
Broker                                 1,058                  343                 1,780                   812
                                     -------               ------               -------               -------
  Total wholesale                      8,860                3,702                15,506                 9,163
Direct                                   275                  129                   506                   276
                                     -------               ------               -------               -------
  Total production                     9,135                3,831                16,012                 9,439
Bulk acquisitions                      2,064                2,466                15,261                 7,024
                                     -------               ------               -------               -------
  Total production and
    acquisitions                     $11,199               $6,297               $31,273               $16,463
                                     =======               ======               =======               =======

Total loan production, excluding bulk acquisitions, was $9.1 billion for the three months ended March 31, 2001 compared to $3.8 billion for the three months ended March 31, 2000, a 139% increase. Loan production was $16.0 billion for the six months ended March 31, 2001 compared to $9.4 billion for the six months ended March 31, 2000, a 70% increase. The increase was a function of HomeSide's ability to leverage origination alliances, technological enhancements and influences from a more favorable interest rate environment. When interest rates decline, the size of the mortgage origination market increases as home ownership becomes more affordable and as existing mortgagors refinance their loans. For the three- and six-month periods ended March 31, 2001, refinances were 52% and 41%, respectively, of HomeSide's production volume, compared to 22% and 21%, respectively, for the three- and six-month periods ended March 31, 2000.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. During the quarter, HomeSide continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and expansion of its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of its Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 20% of HomeSide's production volume for the six months ended March 31, 2001. Homeside completed bulk acquisitions totaling $2.1 billion and $15.3 billion during the three and six month periods ended March 31, 2001, respectively. Homeside completed bulk acquisitions totaling $2.5 billion and $7.0 billion during the three and six month periods ended March 31, 2000, respectively.


Servicing Portfolio

Based on certain industry servicing statistics, management asserts that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $189.4 billion, HomeSide services the loans of approximately 2.1 million homeowners from across the United States and is committed to protecting the associated asset value by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The number of loans serviced at March 31, 2001 was 2,107,171 compared to 1,726,192 at March 31, 2000. HomeSide's strategy is to grow its mortgage servicing portfolio by concentrating on variable cost loan origination strategies and selective portfolio acquisitions, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is the capacity provided by its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system and is also used by the National to service its growing loan portfolio.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six-month periods ended March 31, 2001 and 2000 (in millions):

                                     FOR THE THREE         FOR THE THREE          FOR THE SIX              FOR THE SIX
                                      MONTHS ENDED          MONTHS ENDED          MONTHS ENDED             MONTHS ENDED
                                     MARCH 31, 2001        MARCH 31, 2000        MARCH 31, 2001           MARCH 31, 2000
Balance at beginning of
  period                                $187,552               $150,735               $173,310               $145,552
   Additions, net                         11,176                  6,227                 31,229                 16,384
   Scheduled amortization                  1,329                  1,045                  2,525                  2,083
   Prepayments                             7,784                  3,112                 12,191                  6,802
   Foreclosures                              207                    304                    415                    550
                                        --------               --------               --------               --------
       Total reductions                    9,320                  4,461                 15,131                  9,435
                                        --------               --------               --------               --------
Balance at end of period                $189,408               $152,501               $189,408               $152,501
                                        ========               ========               ========               ========


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

   Summary

HomeSide's net operating revenue before risk management results (SFAS 133), provision for mortgage servicing rights, and goodwill amortization was $36.3 million for the three months ended March 31, 2001, compared to $42.9 million for the three months ended March 31, 2000, a decrease of 15%. HomeSide's net (loss) income decreased to ($33.2) million for the three months ended March 31, 2001, compared to $18.3 million for the three months ended March 31, 2000 due to the impact of risk management results (SFAS 133) recognized in earnings. Total revenues for the three months ended March 31, 2001 were $102.1 million compared to $93.2 million for the three months ended March 31, 2000, a 10% increase. Net servicing revenue increased 2% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily due to the increase in mortgage servicing fees resulting from the growth in the servicing portfolio. Net interest expense increased to ($18.8) million for the three months ended March 31, 2001, compared to ($12.9) million for the three months ended March 31, 2000. This 46% increase resulted primarily from a narrowing of the spread between short-term and long-term interest rates and the growth of HomeSide's net assets. Net mortgage origination revenue increased from $21.9 million to $33.9 million due to declining mortgage interest rates, which resulted in increased production volumes. Total operating expenses increased 31% as a result of higher expenses associated with the increase in production volumes, growth of the servicing portfolio, and higher prepayment activity. Income tax expense decreased as a result of the net loss due to the impact of risk management results (SFAS 133) recognized in earnings.

   Net Servicing Revenue

Net servicing revenue was $84.9 million for the three months ended March 31, 2001 compared to $83.0 million for the three months ended March 31, 2000, a 2% increase. Net servicing revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, and amortization.

Mortgage servicing fees increased 19% to $220.3 million for the three months ended March 31, 2001 compared to $185.6 million for the three months ended March 31, 2000, primarily as a result of portfolio growth. The servicing portfolio increased $36.9 billion to $189.4 billion at March 31, 2001 compared to $152.5 billion at March 31, 2000, a 24% increase. The portfolio growth is primarily due to loan production and bulk acquisitions. HomeSide's weighted average interest rate on the mortgage loans in the servicing portfolio was 7.60% and 7.48% at March 31, 2001 and 2000, respectively. The weighted average servicing fee, net of guaranty fees and including ancillary income, for the servicing portfolio was
47.0 basis points for the three months ended March 31, 2001 compared to 49.1 basis points for the three months ended March 31, 2000.

Amortization expense increased 32% to $135.4 million for the three months ended March 31, 2001, from $102.7 million for the three months ended March 31, 2000. The increase in amortization expense was primarily due to acceleration of projected prepayment speeds associated with declining mortgage interest rates. A decline in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.


   Net Interest (Expense)

Net interest expense is driven by the level of interest rates, the direction in which rates are moving and the associated spread between short- and long-term interest rates, the rates at which HomeSide is able to borrow, and the growth in net assets. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes, the interest income HomeSide earns on its mortgages held for sale and interest paid to its lenders. These factors also influence risk management results that affect funding requirements.

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. As interest rates decline, more borrowers refinance their mortgages, resulting in an increase in the mortgage origination market. Higher loan production volumes result in higher average balances of mortgages held for sale and consequently higher levels of the interest income from interest earned on such loans prior to their sale. This higher level of interest income due to increased volume is partially offset by the lower rates earned on the loans.

Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer term interest rates, net interest revenue is also influenced by the spread between long-term and short-term interest rates.

Net interest expense increased 46% from ($12.9) million to ($18.8) million for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. The increase in net interest expense was primarily due to a narrowing of the spread between short-term and long-term rates and an increase in net assets due to higher production volumes and servicing portfolio growth. For the quarter ended March 31, 2001, average mortgage rates declined 121 basis points while average short-term LIBOR rates declined 39 basis points, thereby tightening spreads by 82 basis points. Although spreads began to widen during the last half of March 2001 with the decline in short-term rates, average spreads for the quarter ended March 31, 2001 were 154 basis points versus an average of 236 basis points for the quarter ended March 31, 2000.


   Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production and gains and losses on the sale of loans. Net mortgage origination revenue was $33.9 million for the three months ended March 31, 2001 compared to $21.9 million for the three months ended March 31, 2000. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed in the loan production activities section.


   Other Income

Other income for the three months ended March 31, 2001 was $2.1 million compared to $1.2 million for the three months ended March 31, 2000. This increase is primarily due to the amortization of the deferred gain resulting from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.

   Salaries and Employee Benefits

Salaries and employee benefits expense was $32.6 million for the three months ended March 31, 2001 compared to $25.9 million for the three months ended March 31, 2000, a 26% increase. The average number of full-time equivalent employees was 2,506 for the three months ended March 31, 2001 compared to 2,474 for the three months ended March 31, 2000. The increase during the quarter is attributable to higher production volumes resulting in higher commissions, incentives and an increase in temporary and overtime.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended March 31, 2000 was $9.4 million compared to $7.7 million for the three months ended March 31, 2000, a 22% increase. The increase is driven by additional leased space and technology related assets in support of growth in the mortgage servicing portfolio.


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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $8.1 million for the three months ended March 31, 2001 compared to $7.4 million for the three months ended March 31, 2000. The increase was primarily attributable to an increase in servicing losses related to the growth of the servicing portfolio.

Included in the balance of accounts payable and accrued liabilities at March 31, 2001 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                                         SERVICING PORTFOLIO DELINQUENCIES
                                              (PERCENT BY LOAN COUNT)

                                                                                   MARCH 31, 2001          MARCH 31, 2000
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       2.60%                  2.23%
          60 days                                                                       0.52%                  0.48%
          90+ days                                                                      0.43%                  0.55%
                                                                                        ----                   ----
               Total past due                                                           3.55%                  3.26%
                                                                                        ----                   ----
          Foreclosures pending                                                          0.59%                  0.52%
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

Other expenses were $15.7 million for the three months ended March 31, 2001, compared to $9.3 million for the three months ended March 31, 2000, a 69% increase. The increase is primarily driven by higher production volumes and an increase in prepayment activity.


   Risk Management Results (SFAS 133)

The results of HomeSide's risk management programs and the associated accounting for derivative instruments and hedging activities pursuant to SFAS 133, as amended, is more fully described in Note 4 to the Consolidated Financial Statements. Additionally, risk management activities are more fully discussed in the Management Discussion and Analysis section entitled "Risk Management Activities."

   Income Tax Expense

HomeSide's income tax (benefit) expense was $(14.1) million for the three months ended March 31, 2001 compared to $15.7 million for the three months ended March 31, 2000. The effective income tax rates for the three-month periods ended March 31, 2001 and 2000 were (30%) and 46%, respectively. The decrease in the effective income tax rate was due to a net loss resulting from the impact of risk management results recognized in earnings pursuant to SFAS 133.


RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

   Summary

HomeSide's net operating revenue before risk management results (SFAS 133), provision for mortgage servicing rights, and goodwill amortization was $64.1 million for the six months ended March 31, 2001, compared to $75.0 million for the six months ended March 31, 2000, a decrease of 15%. HomeSide's net (loss) income decreased to ($19.7) million for the six months ended March 31, 2001, compared to $36.5 million for the six months ended March 31, 2000 due to the impact of risk management results (SFAS 133) recognized in earnings. Total revenues for the six months ended March 31, 2001 were $199.1 million compared to $185.3 million for the six months ended March 31, 2000. Net servicing revenue of $172.8 million for the six months ended March 31, 2001 compared to $156.6 million, a 10% increase, for the six months ended March 31, 2000 was primarily driven by the increase in mortgage servicing fees resulting from the growth in the servicing portfolio growth. Net interest expense increased to ($38.0) million for the six months ended March 31, 2001, compared to ($12.3) million for the quarter ended March 31, 2000. This 209% increase resulted primarily from a narrowing of the spread between short-term and long-term interest rates and the growth of HomeSide's net assets. Net mortgage origination revenue increased 44% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 due to declining mortgage interest rates which resulted in increased production volume. Total operating expenses of $135.0 million for the six months ended March 31, 2001 compared to $110.4 million for the six months ended March 31, 2000, an increase of 22%, was a result of higher expenses associated with the increase in production volumes, the growth of the servicing portfolio, and higher prepayment activity. Income tax expense decreased as a result of the net loss due to the impact of risk management results recognized in earnings.


Net Servicing Revenue

Net servicing revenue was $172.8 million for the six months ended March 31, 2001 compared to $156.6 million for the six months ended March 31, 2000,a 10% increase. Net servicing revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue and amortization.

Mortgage servicing fees were $428.5 million for the six months ended March 31, 2001 compared to $356.8 million for the six months ended March 31, 2000, primarily as a result of portfolio growth. The servicing portfolio increased $36.9 billion to $189.4 billion at March 31, 2001 compared to $152.5 billion at March 31, 2000, a 24% increase. The portfolio growth is primarily due to loan production and bulk acquisitions. HomeSide's weighted average interest rate on the mortgage loans in the servicing portfolio was 7.60% and 7.48% at March 31, 2001 and 2000, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 46.8 basis points for the six months ended March 31, 2001 compared to 47.9 basis points for the six months ended March 31, 2000.

Amortization expense was $255.7 million for the six months ended March 31, 2001 compared to $200.2 million for the six months ended March 31, 2000, a 28% increase. The increase in amortization expense was primarily due to the accelerated projected prepayment speeds associated with declining mortgage interest rates. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

   Net Interest (Expense)

Net interest expense is driven by the level of interest rates, the direction in which rates are moving and the associated spread between short and long-term interest rates, the rates at which HomeSide is able to borrow, and the growth in net assets. These factors influence the size of the residential mortgage origination market. HomeSide's loan production volumes, the interest income HomeSide earns on its mortgages held for sale and interest paid to its lenders. These factors also influence risk management results that affect funding requirements.

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. As interest rates decline, more borrowers refinance their mortgages, resulting in an increase in the mortgage origination market. Higher loan production volumes result in higher average balances of mortgages held for sale and consequently higher levels of the interest income from interest earned on such loans prior to their sale. This higher level of interest income due to increased volume is partially offset by the lower rates earned on the loans.

Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer term interest rates, net interest revenue is also influenced by the spread between long-term and short-term interest rates.

Net interest expense increased 209% from ($12.3) million to ($38.0) million for the six months ended March 31, 2001 compared to the six months ended March 31, 2000. The increase in net interest expense was primarily due to a narrowing of the spread between short-term and long-term rates and an increase in net assets due to higher production volumes and servicing portfolio growth. For the six months ended March 31, 2001, average mortgage rates declined 70 basis points while average short-term LIBOR rates increased 23 basis points, thereby tightening spreads by 93 basis points. Although spreads began to widen during the last half of March 2001 with the decrease in short-term-rates, average spreads for the six months ended March 31, 2001 were 130 basis points versus an average of 223 basis points for the six months ended March 31, 2000.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, and gains and losses on the sale of loans. Net mortgage origination revenue was $56.0 million for the six months ended March 31, 2001 compared to $38.9 million for the six months ended March 31, 2000. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed in the loan production activities section.


Other Income

Other income for the six months ended March 31, 2001 was $8.3 million compared to $2.1 million for the six months ended March 31, 2000. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.


Salaries and Employee Benefits

Salaries and employee benefits expense was $62.5 million for the six months ended March 31, 2001 compared to $55.7 million for the six months ended March 31, 2000, a 12% increase. The average number of full-time equivalent employees was 2,434 for the six months ended March 31, 2001 compared to 2,513 for the six months ended March 31, 2000.


Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the six months ended March 31, 2001 was $19.2 million compared to $16.3 million for the six months ended March 31, 2000, a 18% increase. The increase is driven by additional leased space and technology related assets in support of growth in the mortgage servicing portfolio.

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


The servicing losses on investor-owned loans and foreclosure-related expenses totaled $18.2 million for the six months ended March 31, 2001 compared to $15.8 million for the six months ended March 31, 2000. The increase was primarily attributable to an increase in servicing losses related to the growth of the servicing portfolio.


Other Expenses


Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.


Other expenses were $35.0 million for the six months ended March 31, 2001, compared to $22.7 million for the six months ended March 31, 2000, a 54% increase. The increase is primarily due to an increase in expenses associated with higher production volumes and an increase in prepayment activity.

Risk Management Results (SFAS 133)


The results of HomeSide's risk management programs and the associated accounting for derivative instruments and hedging activities pursuant to SFAS 133, as amended, is more fully described in Note 4 to the Consolidated Financial Statements. Additionally, risk management activities are more fully discussed in the Management Discussion and Analysis section entitled "Risk Management Activities."


Income Tax Expense


HomeSide's income tax (benefit) expense was ($1.0) million for the six months ended March 31, 2001 compared to $20.6 million for the six months ended March 31, 2000. The effective income tax rates for the six-month periods ended March 31, 2001 and 2000 were (4%) and 36%, respectively. The decrease in the effective income tax rate was due to a net loss resulting from the impact of risk management results recognized in earnings pursuant to SFAS 133.



RISK MANAGEMENT ACTIVITIES

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

The Risk Council provides direction and oversight for many types of risks such as credit, operations, legislative compliance, e-commerce, business continuity and disaster recovery. Certain of the Company's other major risk areas (e.g. market risk) are more fully discussed below.

Risk Management of Market Risk


Market risk recognizes the potential change in the value of assets, liabilities and other financial commitments as a result of changes in asset prices along with changes in actual and projected interest rates. Certain members of the Company's Risk Council also comprise the Company's Asset and Liability Management Committee (ALCO) which, under delegated authority from the Board, sets policies in relation to the management of market risk, corporate funding and balance sheet management. Representatives of the Company's ALCO report to the National's ALCO concerning risk management and also participate in the National's group ALCO meetings.

As more fully discussed in the notes to the financial statements, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective October 1, 2000. Accordingly, for the three-month and six month periods ended March 31, 2001, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivatives instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in note 4 to the financial statements.


Market Environment

The market environment during the three-months and six-months ended March 31, 2001 was extremely volatile. During the periods, key interest rates along the one- to ten-year sectors of the treasury curve declined, on average, by approximately 70 and 140 basis points, respectively.

Mortgage rates declined by 35 basis points from 7.30% at December 31, 2000 to 6.95% at March 31, 2001 and 93 basis points from 7.88% at September 30, 2000 to 6.95% at March 31, 2001. Other key interest rates for the Company include 5- and 10-year swap rates which declined by 57 and 29 basis points for the three months ended and 136 and 107 basis points for the six-months ended March 31, 2001, respectively.

Overall, interest rate spreads on mortgage products were extremely volatile. One-month LIBOR was down 148 basis points from 6.56% at December 31, 2000 to 5.08% at March 31, 2001. As a result, spreads between mortgage rates and one-month LIBOR widened by approximately 113 and 61 basis points for the three-months and six-months ended March 31, 2001. However, average spreads for the current three-and six-month periods remained well below average spreads of the corresponding periods in the previous year.

Following is a summary of risk management activities and results for the three months and six months ended March 31, 2001:

Risk Management of Loan Production Activities


The Company maintains a risk management program to protect and manage interest rate risk and pricing risk associated with its mortgage commitment pipeline and mortgage inventory. In the normal course of business, the Company extends interest rate lock commitments ("IRLCs" or "commitments") to borrowers who apply for loan funding and meet certain credit and underwriting criteria. IRLCs in the mortgage pipeline expose the Company to interest rate and pricing risk. In a rising rate environment, the aggregate value of the Company's commitments tends to decrease in value and, generally, at an accelerating rate. In a declining rate environment, the value of the Company's commitments tends to increase in value. However, the rate of increase in the value tends to decelerate as the likelihood of the borrower closing on the loan decreases if market rates decline by a meaningful amount versus the borrower's committed rate. As part of its risk management processes, the Company has devoted substantial resources and modeling solutions to enable management to project the expected percent of IRLCs that will ultimately fund under different interest rate scenarios (referred to as "pull-through rates"). The success of the Company's risk management strategies relies on proactive analysis of historical and projected pull-through rates. However, since borrower behavior cannot be perfectly predicted and modeled, an element of economic ineffectiveness can be expected in the Company's pipeline hedging relationships.

In the aggregate, the Company's strategy involves the use of a combination of mortgage forward delivery commitments and mortgage options to maintain appropriate risk management coverage related to IRLCs. The Company utilizes mortgage forward delivery contracts to hedge a baseline portion of the Company's pipeline composed of interest rate lock commitments that management believes are probable of closing. Additionally, the Company utilizes options on mortgage securities and certain other products to hedge an element of the pipeline which is considered more uncertain of closing, and for which pull-through rates are likely to be volatile. During the three months and six months ended March 31, 2001, the Company's risk management strategy was effective in the declining interest rate environment as the increase in the value of the Company's commitments more than offset the losses in the value of the related risk management derivative instruments. During the three months and six months ended March 31, 2001, a net gain of approximately $5.7 million and $8.0 million, respectively attributable to pipeline hedging results was recognized to earnings. Pursuant to the requirements of SFAS 133 (which are discussed in note 4 to the Company's consolidated financial statements) interest rate lock commitments and related risk management derivative instruments are accounted for as non-designated derivatives with changes in their values recorded to current earnings.

Interest rate lock commitments that are ultimately funded (closed) are classified as loans held for sale and are included in the Company's mortgage inventory. Closed loans in the mortgage inventory are also subject to interest rate and pricing risk. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. Pursuant to the terms of SFAS 133, the Company accounts for the forward delivery contracts as cash flow hedges of forecasted loan sales. The forward contracts achieve effective offset against the changes in the value of the loans in that the forward contracts effectively fix the future loan delivery price. At March 31, 2001, losses on forward delivery contracts of $0.9 million were included in other comprehensive income
(OCI). Pursuant to the requirements of SFAS 133, the related unrealized gains in the underlying mortgage loans accounted for as forecasted loan sales are not recognized in the Company's financial statements at March 31, 2001. Rather, the unrealized gains will be recognized to earnings on the loan settlement dates, together with the related deferred hedge losses that will be reclassified to earnings (from OCI) as the forecasted loan sales are consummated over the next 90 days.



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

Since the inception of HomeSide in March of 1996, the Company's hedge strategy has been effective in providing effective offset to changes in the value of its mortgage servicing rights. For the three-month and six-month periods ended March 31, 2001, the increases in value of risk management derivative contracts was $142.6 million and $508.1 million, respectively, while the decrease in the value of the designated mortgage servicing rights (due to the designated hedge risk) was $217.2 million and $565.1 million, respectively.

Management maintains an ongoing expectation that the Company's risk management hedging program will be effective in meeting corporate objectives over the longer term. However, as a result of the new accounting requirements of SFAS 133, quarterly earnings will henceforth be impacted (positively or negatively) to the extent that changes in the value of the hedged instruments do not perfectly offset changes in the value of the designated mortgage servicing rights. Given the magnitude of the Company's investment in mortgage servicing rights, the accounting requirements of SFAS 133 will result in a higher level of volatility in reported quarterly earnings as a result of temporary market conditions that may impact quarterly hedge results without compromise to the long-term hedge objectives.


Risk Management of Corporate Funding


As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's commercial paper program and its short-term facility with the Parent. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the three-month period ended March 31, 2001, the Company was party to $750 million in interest rate swaps which were effective in converting $750 million of medium-term notes to LIBOR-based funding. As discussed in note 4 to the financial statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.



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


Operations

Net cash used in operating activities for the quarter ended March 31, 2001 was $111.1 million. Net cash provided by operating activities for the quarter ended March 31, 2000 was $515.6 million. Net cash provided by operating activities for the six month periods ended March 31, 2001 and 2000 were $292.7 million and $718.1 million, respectively. Cash provided from servicing fee income, loan sales and principal repayments was partially offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet loan production levels.

Investing


Net cash used in investing activities for the quarters ended March 31, 2001 and 2000 were $152.1 million and $516.3 million, respectively. Net cash used in investing activities for the six-month periods ended March 31, 2001 and 2000 were $535.6 million and $801.3 million, respectively. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.


Financing

Net cash provided by financing activities for the quarter ended March 31, 2001 was $394.7 million. Net cash used in financing activities for the quarter ended March 31, 2000 was $301.1 million. Net cash provided by financing activities for the six-month periods ended March 31, 2001 and 2000 were $322.7 million and $184.5 million, respectively. Cash was provided by borrowings from the National and the issuance of commercial paper and medium term notes. Cash was used for repayment of borrowings from the National, payment of debt issue costs, payment of dividends to the Parent, and repayment of medium-term notes.

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


ITEM 6.  Exhibits and Reports on Form 8-K

(a)   The following document is filed as a part of this Report:

Number            Description
------            -----------
10.1     Amended NAB Group - USA Deferred Compensation Plan Dated as of March 20, 2001

10.2     First Amendment to Rabbi Trust Agreement between HomeSide Lending, Inc.
         and SunTrust Banks of Florida, Inc. Effective as of February 1, 2001


 (b)   Reports on form 8-K

HomeSide filed no reports on Form 8-K during the quarter ended March 31, 2001.

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

                                 HomeSide International, Inc.
                                 ----------------------------
                                 (Registrant)

Date: May 15, 2001               By:   /s/
                                          -----------------------------------
                                          Hugh R. Harris
                                 President, Chief Operating Officer and
                                   Director

Date: May 15, 2001               By:  /s/
                                          -----------------------------------
                                          W. Blake Wilson
                                 Vice President, Chief Financial Officer
                                   and Director