Form 10-Q
period 2001-06-30
HOMESIDE INTERNATIONAL INC
filed 2001-08-14
CIK 1016628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-12655

                          HOMESIDE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                 59-3387041
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

                   7301 BAYMEADOWS WAY, JACKSONVILLE, FL 32256
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 281-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                  Outstanding at August 14, 2001
                  -----                                  ------------------------------
Common stock $0.01 par value                                        1.16
Class C non-voting common stock $1.00 par value                     none

FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       JUNE 30, 2001        SEPTEMBER 30, 2000
                                                                                       -------------        ------------------
ASSETS

Cash and cash equivalents                                                               $   281,341             $   110,737
Mortgage loans held for sale, net                                                         1,676,747               1,441,216
Mortgage servicing rights, net                                                            4,586,386               4,464,312
Early pool buyout advances                                                                  159,104                 141,255
Accounts receivable, net                                                                    270,536                 324,028
Premises and equipment, net                                                                  85,084                  80,052
Goodwill, net                                                                               585,664                 612,018
Other assets                                                                                151,064                  93,415
                                                                                        -----------             -----------

Total Assets                                                                            $ 7,795,926             $ 7,267,033
                                                                                        ===========             ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                                $   501,673             $   587,275
Risk management instruments at fair value, net                                              306,091                      --
Notes payable                                                                             4,009,000               3,235,400
Long-term debt                                                                            1,906,055               1,899,772
Deferred income taxes, net                                                                  126,370                 271,369
                                                                                        -----------             -----------

Total Liabilities                                                                         6,849,189               5,993,816
                                                                                        -----------             -----------

Stockholder's Equity:
Common stock:
     Common stock, $0.01 par value, 100 shares authorized and 1 share issued
         outstanding                                                                             --                      --
     Class C non-voting common stock, $1.00 par value, 195,000 shares
         authorized, and 0 shares issued and outstanding                                         --                      --

Additional paid-in capital                                                                1,231,302               1,231,302
(Accumulated deficit) retained earnings                                                    (289,881)                 41,915
Accumulated other comprehensive income                                                        5,316                      --
                                                                                        -----------             -----------

Total Stockholder's Equity                                                                  946,737               1,273,217
                                                                                        -----------             -----------

Total Liabilities and Stockholder's Equity                                              $ 7,795,926             $ 7,267,033
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

                          HOMESIDE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               FOR THE THREE      FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                               MONTHS ENDED       MONTHS ENDED       MONTHS ENDED      MONTHS ENDED
                                                               JUNE 30, 2001      JUNE 30, 2000      JUNE 30, 2001     JUNE 30, 2000
                                                               -------------      -------------      -------------     -------------
REVENUES:
Mortgage servicing fees                                          $ 224,927          $ 182,542          $ 653,380          $ 539,369
Amortization of mortgage servicing rights                         (171,797)           (97,085)          (427,451)          (297,272)
                                                                 ---------          ---------          ---------          ---------
    Net servicing revenue                                           53,130             85,457            225,929            242,097

Interest income                                                     32,889             26,329             90,723             92,601
Interest expense                                                   (38,672)           (44,500)          (134,481)          (123,087)
                                                                 ---------          ---------          ---------          ---------
    Net interest expense                                            (5,783)           (18,171)           (43,758)           (30,486)

Net mortgage origination revenue                                    62,474             13,631            118,437             52,540
Other income                                                         3,686              1,505             11,979              3,617
                                                                 ---------          ---------          ---------          ---------
    Total Revenues                                                 113,507             82,422            312,587            267,768

EXPENSES:
Salaries and employee benefits                                      38,094             27,905            100,614             83,594
Occupancy and equipment                                             10,433              7,690             29,640             23,959
Servicing losses on investor-owned loans
  and foreclosure-related expenses                                   8,878              9,092             27,077             24,847
Other expenses                                                      16,881             13,288             51,915             35,963
                                                                 ---------          ---------          ---------          ---------
    Total Expenses                                                  74,286             57,975            209,246            168,363

NET OPERATING REVENUE BEFORE RISK MANAGEMENT
RESULTS (SFAS 133), PROVISION FOR MORTGAGE
SERVICING RIGHTS, AND GOODWILL AMORTIZATION                         39,221             24,447            103,341             99,405

Goodwill amortization                                               (8,785)            (8,974)           (26,355)           (26,922)
Risk management results (SFAS 133) and
   provision for mortgage servicing rights                        (444,242)                --           (511,774)                --
                                                                 ---------          ---------          ---------          ---------

(Loss) income before income taxes, extraordinary
   item and cumulative effect of a change
   in accounting principle                                        (413,806)            15,473           (434,788)            72,483
Income tax (benefit) expense                                      (147,845)             8,923           (149,122)            29,483
                                                                 ---------          ---------          ---------          ---------

(Loss) income before extraordinary item and
   cumulative effect of a change in accounting principle          (265,961)             6,550           (285,666)            43,000

Extraordinary item -- gain on early extinguishment
   of debt, net of income tax expense of $567                          987                 --                987                 --
Cumulative effect of a change in accounting for
   derivative instruments and hedging activities,
   net of income tax expense of $507                                    --                 --                883                 --
                                                                 ---------          ---------          ---------          ---------

NET (LOSS) INCOME                                                 (264,974)             6,550           (283,796)            43,000
Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting
      for derivative instruments and hedging activities                 --                 --             (9,133)                --
      Net gains on current period cash flow                          5,393                 --              4,856                 --
      Less: reclassification adjustment for losses
      included in net income                                           475                 --              9,593                 --
                                                                 ---------          ---------          ---------          ---------
Other comprehensive income                                           5,868                 --              5,316                 --
                                                                 ---------          ---------          ---------          ---------

COMPREHENSIVE (LOSS) INCOME                                      $(259,106)         $   6,550          $(278,480)         $  43,000
                                                                 =========          =========          =========          =========



   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           FOR THE THREE      FOR THE THREE        FOR THE NINE        FOR THE NINE
                                                           MONTHS ENDED       MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                                           JUNE 30, 2001      JUNE 30, 2000        JUNE 30, 2001       JUNE 30, 2000
                                                           -------------      -------------        -------------       -------------
CASH FLOWS  PROVIDED BY (USED IN) OPERATING
ACTIVITIES AND RISK MANAGEMENT RESULTS:

Net (loss) income                                           $  (264,974)        $     6,550         $  (283,796)        $    43,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities and
   risk management results:
  Amortization of mortgage servicing rights                     171,797              97,092             427,451             297,279
  Depreciation and amortization                                  13,694              11,598              38,667              34,627
  Cumulative effect of a change in accounting
     for derivative Instruments and hedging
     activities, net                                                 --                  --                (883)                 --
  Change in fair value of net hedged assets                    (400,166)                 --             198,683                  --
  Change in fair value of derivative contracts                  530,689                  --             (16,628)                 --
  Valuation provision                                           313,719                  --             329,719                  --
  Servicing losses on investor-owned loans                        1,727               2,407               5,766               7,611
  Change in deferred income tax liability                      (147,275)              8,917            (148,561)             31,529
  Origination, purchase and sale of loans
      held for sale, net of repayments                          (66,275)           (501,879)           (228,722)             22,609
  Change in accounts receivable                                  49,846             (88,372)             47,047            (127,669)
  Change in other assets and accounts payable
      and accrued liabilities                                  (182,421)             36,644             (55,699)            (17,903)
                                                            -----------         -----------         -----------         -----------
Net cash provided by (used in) by operating
  activities and risk management results                         20,361            (427,043)            313,044             291,083

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                          (6,314)             (5,546)            (17,999)            (18,989)
Acquisition of mortgage servicing rights                       (320,563)           (229,255)         (1,055,349)           (587,429)
Net purchase of risk management contracts                        26,746              80,567             240,201            (472,272)
Net early pool buyout reimbursements                            (15,496)             30,773             (18,047)            153,953
                                                            -----------         -----------         -----------         -----------
Net cash used in investing activities                          (315,627)           (123,461)           (851,194)           (924,737)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net borrowings from banks                                        51,500             200,600             150,600             135,800
Net (repayments) issuance of commercial paper                   500,000                  --             500,000             336,097
Issuance of medium-term notes                                        --             500,000             250,000             500,000
Issuance of notes payable                                       123,000                  --             123,000                  --
Payment of debt issue costs                                        (444)             (1,348)             (2,735)             (3,720)
Repayment of long-term debt                                    (263,950)           (250,225)           (264,111)           (310,669)
Dividends paid to the National                                  (24,000)            (24,000)            (48,000)            (48,000)
                                                            -----------         -----------         -----------         -----------
Net cash provided by financing activities                       386,106             425,027             708,754             609,508

Net increase (decrease) in cash and cash equivalents             90,840            (125,477)            170,604             (24,146)
Cash and cash equivalents at beginning of period                190,501             304,190             110,737             202,859
                                                            -----------         -----------         -----------         -----------

Cash and cash equivalents at end of period                  $   281,341         $   178,713         $   281,341         $   178,713
                                                            ===========         ===========         ===========         ===========

Supplemental disclosure of cash flow information:
Interest paid                                               $    43,914         $    38,605         $   153,388         $   119,133
Income taxes paid                                                    --         $         6         $        23         $       348
Income taxes refunded                                       $         4                  --         $        18         $     2,395
Impact of cash flow hedges on other
   comprehensive income, net                                $     5,868                  --         $     5,316                  --


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amounts of contingent liabilities at the date of the financial statements. Actual results may differ from those estimates.

Operating results for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide International, Inc.


2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and cash due from banks and interest-bearing deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with counterparties and the Company in accordance with the requirements of International Swap Dealer Agreements. At June 30, 2001, the Company's net margin deposits with counterparties were approximately $176.9 million. At September 30, 2000, the Company's net margin deposits with counterparties totaled approximately $84.0 million.


3.  MORTGAGE SERVICING RIGHTS

The Company capitalizes the rights to service mortgage loans for others as assets, whether the servicing rights are retained upon sales of loan originations or acquired through purchases. Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. Mortgage servicing rights are recorded by allocating the total cost of loans originated or acquired between the loan sold and the servicing right retained based on their relative fair values at the date of sale. The value of servicing rights acquired through bulk acquisitions is capitalized at cost.

The fair value of mortgage servicing rights is estimated based on discounted future net cash flows using a third party vendor prepayment model which considers portfolio characteristics and assumptions regarding interest rates, delinquency rates, ancillary revenues and other economic factors. The Company continually monitors, updates and revises, as necessary, the major assumptions and modeling techniques used in estimating the fair value of its mortgage servicing rights. Valuation model results are reviewed relative to market prices of similar mortgage servicing assets, if available.

The net carrying value of the mortgage servicing rights is amortized in proportion to and over the period of the estimated net servicing revenue.

For purposes of evaluating and measuring impairment of mortgage servicing rights, the Company stratifies its portfolio on the basis of the predominant risk characteristics, which include loan type and mortgage rate. Impairment is recognized to earnings through a valuation provision to the extent that the carrying value of an individual stratum exceeds its estimated fair value.

In the three- and nine- month periods ended June 30, 2001, the Company recognized a $313.7 million and $329.7 million, respectively, pre-tax charge to earnings through the valuation provision as a result of unprecedented refinancing activity and extreme interest rate volatility.

The determination of the fair value of mortgage servicing rights continues to be difficult due to changing conditions including market volatility, liquidity, interest rates and other economic factors, and is being kept under review. Accordingly, there can be no assurance that further adjustments to the fair value of the mortgage servicing rights will not be necessary.

Management has employed its best judgement in the estimation of fair value. There is currently a thin or non-existent market for mortgage servicing rights and fair value estimates are not necessarily indicative of the amounts that could be realized in a sales transaction subsequent to June 30, 2001.

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2000                                          $4,464,312
Additions                                                             1,055,349
Change in value of designed portfolios                                 (176,105)
Amortization                                                           (427,451)
Valuation provision                                                    (329,719)
                                                                     ----------
Balance, June 30, 2001                                               $4,586,386
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

Effective with its first fiscal quarter beginning October 1, 2000, the Company adopted SFAS 133 as required. Accordingly, all derivative instruments are recognized on balance sheet at fair value and are either designated as fair value hedges, cash flow hedges, or are non-designated pursuant to the Company's risk management policies. At October 1, 2000, the Company recognized a cumulative-effect transition adjustment of $1.4 million to increase pre-tax income for the effect of the change in accounting principle. Additionally, the Company recognized a pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million. The transition adjustments are more fully explained in the following sections along with the risk management activities and hedge accounting results for the three months and nine months ended June 30, 2001. The impact of the accounting for risk management activities pursuant to SFAS 133 is expected to create a level of ongoing volatility in reported financial results. The impact of SFAS 133 for the three- and nine-month periods ended June 30, 2001 is included in the caption titled "Risk management results (SFAS 133) and provision for mortgage servicing rights" in the accompanying consolidated statements of income.

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

Mortgage Pipeline

The Company's mortgage committed pipeline includes interest rate lock commitments ("IRLCs" or "commitments") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. All of the Company's IRLCs will be classified as held for sale upon funding of the underlying loan. Effective with the adoption of SFAS 133, the Company classifies and accounts for IRLCs as non-designated derivative instruments. Accordingly, IRLCs are recorded at fair value with changes in value recorded to current earnings. Risk management derivative contracts used to economically hedge the IRLCs are also classified and accounted for as non-designated derivatives. In summary, since a derivative instrument cannot hedge another derivative instrument (for accounting purposes) the pipeline is effectively accounted for as a mark-to-market book of business.

The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal profit margin associated with the future loan execution. The future loan execution involves the sale of the loan and, typically, the retention of the servicing rights. IRLCs have value characteristics that are somewhat analogous to certain option contracts in that the commitments tend to: (i) decrease in value at an accelerating rate as interest rates increase and the probability of the borrower's loan closing increases, and (ii) increase in value at a decelerating rate as interest rates decline and the probability of the borrower's loan closing decreases. The Company manages the interest rate and pricing risks associated with its IRLCs by using mortgage forward delivery contracts, options on mortgage-backed securities and certain treasury instruments. The Company's risk management program employs the use of financial modeling to maintain a high degree of economic correlation between the changes in values of the IRLCs and the related non-designated derivatives. However, due to imprecisions in projecting the timing and rate of loan closings (which are influenced by borrower behavior), some level of economic ineffectiveness can be expected. Following is a summary of the net gains/(losses) recognized on non-designated risk management derivatives related to the pipeline at June 30, 2001 (in thousands):


                                                        For the three months       For the nine months
                                                        ended June 30, 2001        ended June 30, 2001
                                                        -------------------        -------------------
(Losses)/Gains on IRLCs recognized to income                 $ (6,695)                    $ 27,181

Gains/(Losses) on mortgage forward delivery contracts           4,766                      (18,601)
Gains on options contracts                                      5,715                        3,044
                                                             --------                     --------
   Total gains/(losses) recognized to income                   10,481                      (15,557)

Net gains recognized on non-designated derivatives           $  3,786                     $ 11,624
                                                             ========                     ========


Gains/(losses) on interest rate lock commitments represent the change in value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at June 30, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $1.0 million of the net losses recognized on IRLCs (reported for the three months ended June 30, 2001, above) were applied to the initial basis of the underlying loans funded. The balance of the losses totaling $5.7 million are recognized as open derivative contracts at June 30, 2001 and are recorded at fair value in the consolidated balance sheets. The net gains on non-designated derivatives (related to the pipeline) are included as a component of the risk management results (SFAS 133) and provision for mortgage servicing rights in the accompanying consolidated statements of income.

Mortgage Inventory

The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review, collateral document preparation and other pooling requirements necessary to consummate the sale and/or securitization. Based on the status of such, as well as historical delivery patterns and investor settlement dates, the Company is able to forecast the amount and timing of loan sales. Approximately $1.4 billion of the Company's loans at June 30, 2001 are conforming loans which have been underwritten pursuant to the requirements of the secondary marketing agencies (FNMA, FHLMC or GNMA as appropriate). The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. At June 30, 2001, a total of $1.4 billion of mortgage forward delivery contracts were designated as cash flow hedges. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the forecasted loan sales as well as its risk management objective and strategy for undertaking the hedge transactions. The dollar amount of the forward delivery contracts along with the underlying rate and terms of the contracts are equivalent to the forecasted loan sales that are probable of occurring. Hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and pricing risk to the Company.

Mortgage loans held for sale at June 30, 2001 include non-conforming loans aggregating $280.6 million which will be sold to non-agency, private investors. During the three- and nine-month periods ended June 30, 2001, gains of $1.5 million and $1.3 million, respectively, on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and are a component of risk management results (SFAS 133) and provision for mortgage servicing rights in the accompanying consolidated statements of income.

The fair value of risk management hedging relationships at June 30, 2001 are as follows (in thousands):

Mortgage Pipeline:
IRLCs at period end                                            $ (5,732)
Non-designated mortgage forward delivery contracts                4,766
Options on mortgage-backed securities                             8,523
                                                               --------
   Total fair value of pipeline derivatives                       7,557


Mortgage Inventory:
Designated mortgage forward delivery contracts                    8,371
Non-designated mortgage forward delivery contracts                1,248
                                                               --------
   Total fair value of derivatives related to inventory           9,619

Net asset recorded for fair value derivatives                  $ 17,176
                                                               ========


At June 30, 2001, the carrying value of mortgages held for sale approximated fair value. Cumulative gains related to the hedge instruments in the amount of $8.4 million were recorded in OCI at June 30, 2001 and will be reclassified to earnings during the next 90 days, concurrent with the recognition in earnings of the changes in cash flows of the forecasted loan sales.

Transition Adjustments and Current Period Activity in OCI

As discussed above, the cumulative effect of the adoption of SFAS 133 was to increase pre-tax net income by $1.4 million. This amount relates solely to the mortgage pipeline at October 1, 2000 and represents the net effect of the adjustments necessary to record IRLCs and the related non-designated derivatives at fair value.

The pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million relates solely to the hedging activities of the mortgage inventory at October 1, 2000. Specifically, this amount represents the cumulative losses (to September 30, 2000) of mortgage forward delivery contracts that were off-balance sheet prior to the adoption of SFAS 133. Such cumulative losses did not exceed cumulative unrealized gains in the designated mortgage inventory at October 1, 2000. Pursuant to the requirements of SFAS 133, cumulative losses in OCI of $14.4 million were reclassified to earnings during the nine-month period ended June 30, 2001, concurrent with the recognition of the gains (or favorable variability in cash flows) of the related forecasted loan sales that were settled. Gains and losses on such hedge relationships related to settled transactions are included as a component of net mortgage origination revenue in the accompanying consolidated statements of income. Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the nine-months ended June 30, 2001 (in thousands):

                                                                                            Tax
                                                                         Before-tax       (expense)        Net-of-tax
                                                                           Amount         or benefit         amount
                                                                         ----------       ----------       ----------
Balance at September 30, 2000                                             $     --         $     --         $     --
Cumulative effect of a change in accounting for hedging activities         (14,383)           5,250           (9,133)
Net losses on current period cash flow hedges                                 (847)             310             (537)
Reclassification of losses to net income                                    14,361           (5,243)           9,118
                                                                          --------         --------         --------

Balance at March 31, 2001                                                 $   (869)        $    317         $   (552)
Net gains on current period cash flow hedges                                 8,492           (3,099)           5,393
Reclassification of losses to net income                                       748             (273)             475
                                                                          --------         --------         --------

Balance at June 30, 2001                                                  $  8,371         $ (3,055)        $  5,316
                                                                          ========         ========         ========

Risk Management of Mortgage Servicing Rights

HomeSide utilizes a number of risk management derivative instruments to manage the interest rate risk associated with its mortgage servicing rights. Such instruments include interest rate swaps, swaptions and caps, mortgage forward delivery contracts, options on mortgage-backed securities, and options and futures on exchange traded Treasury and Eurodollar contracts. Given the unique value determinants of mortgage servicing rights, management uses a combination of derivative instruments to construct a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

Pursuant to the requirements of SFAS 133, mortgage servicing rights are stratified into portfolios of similar assets based on their price sensitivity such that the mortgage servicing rights in a given portfolio can be expected to respond in a generally proportionate manner to the expected changes in the total value of the designated portfolio. The Company uses vendor provided valuation models to determine the price sensitivity of the mortgage servicing rights for selected rate shock scenarios such that individual portfolios can be established and qualify for hedge designation (hereinafter referred to as the "designated portfolios"). Certain mortgage servicing rights with dissimilar value determinants may fail to meet the Company's price sensitivity criteria and are excluded from the portfolios that are designated for hedging (such portfolios are hereinafter referred to as "non-designated portfolios").

The Company's risk-management derivative contracts are designated as fair value hedges of the designated mortgage servicing rights (designated portfolios). As permitted by SFAS 133, the "hedged risk" is defined at the beginning of the hedge period and measured as the change in value of the designated portfolios due to changes in either benchmark interest rates or changes in the total value of the mortgage servicing portfolio. At the inception of each hedge period, the Company formally documents the relationship between the hedging instruments and the hedged items (representing the individual designated portfolios described above), as well as its risk-management objective and strategy for undertaking the hedging relationships. The Company employs statistical correlation techniques - both at the inception of the hedge period and on an ongoing basis - to formally assess its expectation that changes in the value of the derivative contracts will be highly effective in offsetting changes in the value of the designated hedge portfolios. In its assessment of hedge effectiveness, the Company excludes the change in the value of the derivative contracts due to time decay (theta) which is recorded to current earnings.

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

Risk management results related to mortgage servicing rights (including non-designated derivatives) for the quarter ended June 30, 2001 are summarized below and are included in the caption entitled "risk management results (SFAS
133) and provision for mortgage servicing rights" in the accompanying consolidated statements of income (in thousands):

Losses on risk management derivative contracts                                     $(525,280)
Increase in value of designated mortgage servicing rights during
  designated periods                                                                 388,999
Valuation provision                                                                 (313,719)
                                                                                   ---------
                                                                                   $(450,000)
                                                                                   =========

The net ineffectiveness recognized to earnings related to risk management of mortgage servicing rights for the three- and nine-month periods ended June 30, 2001 was $136.3 million and $193.3 million, respectively. The effectiveness of the Company's risk management techniques was adversely impacted by the extreme volatility in interest rates during the period. See Note 3 to the Consolidated Financial Statements.

The fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights are as follows at June 30, 2001 (in thousands):

Derivatives designated as fair value hedges                           $(183,059)

Non-designated derivatives related to non-designated portfolios       $(164,286)


Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the three months and nine months ended June 30, 2001, the Company had $750 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $750.0 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not prepayable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the three months and nine months ended June 30, 2001, the value of the interest rate swap contracts (decreased)/increased by $(0.8) million and $24.4 million, respectively, and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $24.2 million at June 30, 2001.


Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of the hedge item, or if a forecasted transaction is no longer probable of occurring. Additionally, the Company may elect to dedesignate a hedge relationship during an interim period and redesignate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded to earnings. However, in the case of a fair value hedge that is discontinued, the carrying amount of the previously hedged asset or liability may not be adjusted for changes in their fair value, except in the case where a decline in fair value creates impairment to the Company. In the case of a cash flow hedge of a forecasted transaction that is no longer probable of occurring, gains and losses that were previously accumulated in other comprehensive income are immediately recognized to earnings.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net gains/(losses) on these derivatives of $0.5 million and $(0.2) million for the three months and nine months ended June 30, 2001, respectively, were recorded to income and are included as a component of risk management results in the accompanying consolidated statements of income.



5.    NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                                  WEIGHTED AVERAGE INTEREST RATE
                                                                              ---------------------------------------
                                               TOTAL OUTSTANDING              AT PERIOD END         DURING THE PERIOD
                                               -----------------              -------------         -----------------
June 30, 2001:
Money market notes                                $  123,000                      3.43%                   3.43%
Commercial paper                                   2,000,000                      4.02%                   4.41%
National Australia Bank unsecured facility         1,886,000                      4.30%                   4.37%
                                                  ----------
  Total                                           $4,009,000
                                                  ==========

September 30, 2000:
Commercial Paper                                  $1,500,000                      6.63%                   6.16%
National Australia Bank Unsecured Facility         1,735,400                      6.70%                   6.25%
                                                  ----------
  Total                                           $3,235,400
                                                  ==========


On June 18, 2001, HomeSide Lending, the Company's wholly-owned operating subsidiary, established a money market note program. As of June 30, 2001, $123.0 million in money market notes were outstanding. Interest is payable at the maturity date of each money market note. The weighted average interest rate on the money market notes during the three-month period ended June 30, 2001 was 3.43%.

HomeSide Lending has an established commercial paper program, which is supported by an independent syndicate of banks under a credit facility. On March 19, 2001 this commercial paper program was increased from $1.5 billion to $2.0 billion. The weighted average interest rates on commercial paper outstanding during the three- and nine-month periods ended June 30, 2001 were 4.41% and 5.41%, respectively. On October 16, 2000, HomeSide Lending entered into a $1.5 billion back-up credit facility. This agreement replaces HomeSide Lending's previous bank credit facility and will terminate on October 15, 2002. Borrowings under the credit facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or
(iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's commercial paper program. The outstanding commercial paper reduces available borrowings under the credit facility. At June 30, 2001, there were no amounts outstanding under the credit facility.

In June 1998, HomeSide Lending entered into an unsecured revolving credit facility with the National to provide short-term funding up to $2.0 billion (increased in 1999 to $2.5 billion), subject to limits imposed by the National's regulatory authorities. Borrowings under the credit facility may be overnight or for periods of 7,30,60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR -- based borrowings, the interest rate is charged at the corresponding LIBOR rate. The weighted average interest rate on outstanding borrowings under this credit facility during the three- and nine-month periods ended June 30, 2001 were 4.37% and 5.51%, respectively.

6. LONG-TERM DEBT

Medium-term notes

As of June 30, 2001, outstanding medium-term notes issued by HomeSide Lending under a $3.568 billion shelf registration statement were as follows (in thousands):

ISSUE DATE                       OUTSTANDING BALANCE       COUPON RATE            MATURITY DATE
----------                       -------------------       -----------            -------------
June 30, 1997                        $  200,000                6.88%              June 30, 2002
June 30, 1997                            40,000                6.82%              July 2, 2001
July 1, 1997                             15,000                6.86%              July 2, 2001
July 31, 1997                           200,000                6.75%              August 1, 2004
September 15, 1997                       45,000                6.77%              September 17, 2001
May 22, 1998                            225,000                6.20%              May 15, 2003
June 9, 2000                            215,000                7.07%*             June 10, 2002
June 9, 2000                            200,000                6.89%*             April 9, 2002
June 9, 2000                             85,000                7.07%*             June 10, 2002
August 1, 2000                           75,000                6.97%*             August 1, 2002
September 14, 2000                       75,000                6.79%*             September 16, 2002
September 14, 2000                       60,000                6.94%*             September 15, 2003
September 14, 2000                       25,000                7.00%              September 16, 2002
September 15, 2000                      100,000                6.79%*             September 16, 2002
September 15, 2000                       50,000                6.86%*             September 16, 2002
December 4, 2000                        125,000                6.98%*             December 4, 2002
December 4, 2000                         75,000                6.98%*             December 4, 2002
December 4, 2000                         50,000                6.87%*             December 4, 2002
                                     ----------
  Total                              $1,860,000
                                     ==========

*  Represents initial interest rate for floating rate note


As of June 30, 2001, the outstanding fixed rate medium-term notes of $750.0 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the three months and nine months ended June 30, 2001, the value of the interest rate swap contracts (decreased)/increased by $(0.8) million and $24.4 million, respectively, and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $24.2 million at June 30, 2001. See note 4. The weighted average borrowing rates on medium-term borrowings issued during the three- and nine-month periods ended June 30, 2001, including the effect of the interest rate swap agreements, were 5.75% and 6.32%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and fund mortgage servicing rights.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide Lending assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide Lending's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at June 30, 2001, including the fair value adjustments resulting from the merger with the National, was $21.8 million.


11.25% Notes

As of March 31, 2001, the Company had $130.0 million outstanding on a previous issue of 11.25% notes (the "Notes") with a maturity date of May 15, 2003. The balance of the Notes at March 31, 2001, including the fair value adjustment resulting from the merger with the National, was $139.5 million. The Notes were redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. On May 16, 2001 the Company redeemed the 11.25% notes at the redemption price set forth in the Notes. The Company recognized a $1.0 million after tax gain on the early extinguishment of the debt, which is disclosed as an extraordinary item on the accompanying consolidated statements of income.

7. SUBSEQUENT EVENTS

On July 24, 2001, National Australia Bank Limited, the ultimate parent of HomeSide, by and through various intermediate holding companies, entered into a stock subscription agreement with HomeSide in the amount of $150.0 million for the issuance of additional shares of HomeSide common stock.

On July 31, 2001, HomeSide Lending, the Company's wholly-owned operating subsidiary, and the National amended their unsecured revolving credit facility and changed National's funding limit to $2.42 billion through January 2002, and $1.92 billion thereafter.


8. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which supercedes APB No.16 "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 changes the existing accounting treatment for business combinations to allow only the purchase method. The statement applies to all business combinations initiated after June 30, 2001. The statement also applied to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Management does not expect the adoption of this statement to have a material impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, Intangible Assets. This statement addresses how intangible assets should be accounted for in financial statements upon their acquisition and also how they should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets reported in its financial statements at that date. Management is currently evaluating the requirements of this standard and has not yet determined the impact on the financial statements.

In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 ("SAB 102") which expresses certain of the staff's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management believes that it is currently in compliance with the requirements of SAB 102.


9. DIVIDENDS

On April 2, 2001 the Company paid dividends to the National in the amount of $24.0 million. On October 23, 2000 the Company paid dividends to the National in the amount of $24.0 million.



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

HomeSide's strategy emphasizes variable cost and diversified mortgage origination, efficient servicing, and risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 10th largest originator and the 6th largest servicer in the United States at June 30, 2001, based on data published by Inside Mortgage Finance.

HomeSide's strategy has been to continue to expand its core operations through
(i) improved economies of scale in servicing; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide has pursued additional portfolio acquisitions and strategic origination relationships with mortgage lenders and other entities that offer similar financial services.

Operating results for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc.


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio and hedging relationships. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

Loan Production Activities

HomeSide participates in several origination channels, including wholesale origination (correspondent, co-issue, and broker) and direct origination (HomeSide Solutions) channels. The direct channels include internet, telemarketing, direct mail, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. HomeSide's strategy is to customarily sell all loans that it originates or purchases while retaining the servicing rights to such loans. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. By focusing on production channels with a variable cost structure, HomeSide reduces the fixed costs associated with traditional mortgage branch offices. By minimizing the burden of high fixed cost origination overhead, HomeSide is positioned to weather a variety of interest rate environments.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three- and nine-month periods ended June 30, 2001 and 2000 (in millions):

                                    FOR THE THREE      FOR THE THREE      FOR THE NINE       FOR THE NINE
                                    MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                    JUNE 30, 2001      JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                    -------------      -------------      -------------      -------------
Correspondent                          $ 5,487            $ 2,169            $11,682            $ 6,448
Co-issue                                 4,862              1,939             12,393              6,011
Broker                                   1,379                540              3,159              1,352
                                       -------            -------            -------            -------
  Total wholesale                       11,728              4,648             27,234             13,811
Direct (HomeSide Solutions)                483                169                989                445
                                       -------            -------            -------            -------
  Total production                      12,211              4,817             28,223             14,256
Bulk acquisitions                           --              5,152             15,261             12,176
                                       -------            -------            -------            -------
  Total production and
    Acquisitions                       $12,211            $ 9,969            $43,484            $26,432
                                       =======            =======            =======            =======

Total loan production, excluding bulk acquisitions, increased 153% and 98% respectively for the three and nine months ended June 30, 2001 compared to June 30, 2000. The increase was a function of HomeSide's ability to leverage origination alliances, technological enhancements and influences from a more favorable interest rate environment. When interest rates decline, the size of the mortgage origination market increases as home ownership becomes more affordable and as existing mortgagors refinance their loans. For the three- and nine-month periods ended June 30, 2001, refinances were 56% and 46%, respectively, of HomeSide's production volume, compared to 19% and 21%, respectively, for the three and nine month periods ended June 30, 2000.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. Although HomeSide did not close on any bulk acquisitions during the quarter, the Company continues to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and through its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of its Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 18% of HomeSide's production volume for the nine months ended June 30, 2001.


Servicing Portfolio

Based on certain industry servicing statistics, management asserts that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $187.4 billion, HomeSide services the loans of approximately 2.1 million homeowners from across the United States and is committed to protecting the associated asset value through its risk management strategy. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three- and nine-month periods ended June 30, 2001 and 2000 (in millions):

                                   FOR THE THREE      FOR THE THREE       FOR THE NINE        FOR THE NINE
                                   MONTHS ENDED       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                   JUNE 30, 2001      JUNE 30, 2000       JUNE 30, 2001       JUNE 30, 2000
                                   -------------      -------------       -------------       -------------
Balance at beginning of
  Period                             $189,408            $152,501            $173,310            $145,552
   Additions, net                      12,148               9,882              43,376              26,266
   Scheduled amortization               1,386               1,079               3,911               3,162
   Prepayments                         12,546               4,207              24,737              11,009
   Foreclosures                           214                 266                 628                 816
                                     --------            --------            --------            --------
       Total reductions                14,146               5,552              29,276              14,987
                                     --------            --------            --------            --------
Balance at end of period             $187,410            $156,831            $187,410            $156,831
                                     ========            ========            ========            ========

The number of loans serviced at June 30, 2001 was 2,068,773 compared to 1,772,999 at June 30, 2000. HomeSide's strategy is to grow its mortgage servicing portfolio by concentrating on variable cost loan origination strategies and selective portfolio acquisitions, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is the capacity provided by its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system and is also used by the National to service its growing loan portfolio.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Summary

HomeSide's net operating revenue before risk management results (SFAS 133), provision for mortgage servicing rights, and goodwill amortization was $39.2 million for the three months ended June 30, 2001, compared to $24.5 million for the three months ended June 30, 2000, an increase of 60%. HomeSide's net (loss) income decreased to ($265.0) million for the three months ended June 30, 2001, compared to $6.6 million for the three months ended June 30, 2000 due to the impact of the valuation provision of mortgage servicing rights and risk management results (SFAS 133) recognized in earnings. See Note 3 to the Consolidated Financial Statements. Total revenues for the three months ended June 30, 2001 were $113.5 million compared to $82.4 million for the three months ended June 30, 2000, a 38% increase. Net servicing revenue decreased 38% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily due to the increase in amortization expense partially offset by mortgage servicing fees resulting from the growth in the servicing portfolio. Net interest expense decreased to ($5.8) million for the three months ended June 30, 2001, compared to ($18.2) million for the three months ended June 30, 2000. This 68% decrease resulted primarily from a decrease in interest rates, widening of the spread between short-term and long-term interest rates and was partially offset by the growth of HomeSide's net assets. Net mortgage origination revenue increased from $13.6 million to $62.5 million due to declining mortgage interest rates, which resulted in increased production volumes and margins. Total operating expenses increased 28% as a result of higher expenses associated with the increase in production volumes, growth of the servicing portfolio, and higher prepayment activity. Income tax expense decreased as a result of the net loss due to the impact of risk management results (SFAS 133) and provision for mortgage servicing rights recognized in earnings.

Net Servicing Revenue

Net servicing revenue was $53.1 million for the three months ended June 30, 2001 compared to $85.5 million for the three months ended June 30, 2000, a 38% decrease. Net servicing revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 23% to $224.9 million for the three months ended June 30, 2001 compared to $182.5 million for the three months ended June 30, 2000, primarily as a result of portfolio growth. The servicing portfolio increased $30.6 billion to $187.4 billion at June 30, 2001 compared to $156.8 billion at June 30, 2000, a 19% increase. The growth in the servicing portfolio was primarily due to the increase in production volumes resulting from declining mortgage rates. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio for the three-month period were 7.56% and 7.53% at June 30, 2001 and 2000, respectively. The weighted average servicing fee, net of guaranty fees and including ancillary income, for the servicing portfolio was
47.9 basis points for the three months ended June 30, 2001 compared to 47.3 basis points for the three months ended June 30, 2000.

Amortization expense increased 77% to $171.8 million for the three months ended June 30, 2001 compared to $97.1 million for the three months ended June 30, 2000. The increase in amortization expense was primarily due to acceleration of projected prepayment speeds associated with declining mortgage interest rates. A decline in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of net service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. See Note 3 to the Consolidated Financial Statements.


Net Interest Expense

Net interest expense is driven by the level of interest rates, the associated spread between short- and long-term interest rates, the rates at which HomeSide is able to borrow, and the growth in net assets. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes, the interest income HomeSide earns on its mortgages held for sale and interest paid to its lenders. These factors also influence risk management results that affect funding requirements.

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

Net interest expense decreased 68% from ($18.2) million to ($5.8) million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease in net interest expense was primarily due to a widening of the spread between short-term and long-term rates partially offset by an increase in net assets due to higher production volumes and servicing portfolio growth. During the three months ended June 30, 2001, the spread between long term average mortgage rates and short term LIBOR rates widened by 85 basis points as compared to the three months ended June 30, 2000.


Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production and gains and losses on the sale of loans. Net mortgage origination revenue was $62.5 million for the three months ended June 30, 2001 compared to $13.6 million for the three months ended June 30, 2000. The increase was primarily due to an increase in production volumes and margins resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the three months ended June 30, 2001 was $3.7 million compared to $1.5 million for the three months ended June 30, 2000. This increase is primarily due to the amortization of the deferred gain resulting from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million and recorded a deferred gain of $7.3 million which is amortized over the life of the lease.


Salaries and Employee Benefits

Salaries and employee benefits expense was $38.1 million for the three months ended June 30, 2001 compared to $27.9 million for the three months ended June 30, 2000, a 37% increase. The average number of full-time equivalent employees was 2,700 for the three months ended June 30, 2001 compared to 2,365 for the three months ended June 30, 2000. This increase is attributable to higher production volumes resulting in higher commissions, incentives and an increase in temporary and overtime staff.

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended June 30, 2001 was $10.4 million compared to $7.7 million for the three months ended June 30, 2000, a 36% increase. The increase is driven by additional leased space and technology related assets in support of growth in the mortgage servicing portfolio.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $8.9 million for the three months ended June 30, 2001 compared to $9.1 million for the three months ended June 30, 2000. The decrease was mainly attributable to a decline in per unit servicing losses for the three-month period.

Included in the balance of accounts payable and accrued liabilities at June 30, 2001 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                                                  JUNE 30, 2001               JUNE 30, 2000
                                                                  -------------               -------------
Servicing Portfolio Delinquencies, excluding bankruptcies
  (at end of period)
          30 days                                                     3.08%                       2.46%
          60 days                                                     0.60%                       0.50%
          90+ days                                                    0.38%                       0.44%
                                                                  -------------               -------------
               Total past due                                         4.06%                       3.40%
                                                                  =============               =============

          Foreclosures pending                                        0.65%                       0.47%
                                                                  =============               =============

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $16.9 million for the three months ended June 30, 2001, compared to $13.3 million for the three months ended June 30, 2000, a 27% increase. The increase was primarily driven by higher production volumes, servicing portfolio growth, and an increase in prepayment activity.


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


Income Tax (Benefit) Expense

HomeSide's income tax (benefit) expense was ($147.8) million for the three months ended June 30, 2001 compared to $8.9 million for the three months ended June 30, 2000. The effective income tax rates for the three-month periods ended June 30, 2001 and 2000 were -36% and 49%, respectively. The decrease in the effective income tax rate was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and risk management results pursuant to SFAS 133 recognized in earnings.


RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000

Summary

HomeSide's net operating revenue before risk management results (SFAS 133), provision for mortgage servicing rights, and goodwill amortization was $103.3 million for the nine months ended June 30, 2001, compared to $99.4 million for the nine months ended June 30, 2000, an increase of 4%. HomeSide's net (loss) income decreased to ($283.8) million for the nine months ended June 30, 2001, compared to $43.0 million for the nine months ended June 30, 2000 due to the impact of the valuation provision of mortgage servicing rights and risk management results (SFAS 133) recognized in earnings. See Note 3 to the Consolidated Financial Statements. Total revenues for the nine months ended June 30, 2001 were $312.6 million compared to $267.8 million for the nine months ended June 30, 2000. Net servicing revenue decreased 7% from $242.1 million for the nine months ended June 30, 2000 to $225.9 million for the nine months ended June 30, 2001, due primarily to an increase in amortization expense which was partially offset by an increase in mortgage servicing fees resulting from the growth in the servicing portfolio. Net interest expense increased to ($43.8) million for the nine months ended June 30, 2001, compared to ($30.5) million for the nine months ended June 30, 2000. This 44% increase resulted primarily from a narrowing of the average period-over-period spread between short-term and long-term interest rates and the growth of HomeSide's assets. Net mortgage origination revenue increased 125% for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 due to declining mortgage interest rates which resulted in increased production volume and margins. Total operating expenses of $209.2 million for the nine months ended June 30, 2001 compared to $168.4 million for the nine months ended June 30, 2000, an increase of 24%, was a result of higher expenses associated with the increase in production volumes, the growth of the servicing portfolio, and higher prepayment activity. Income tax expense decreased as a result of the net loss due to the impact of risk management results (SFAS 133) and provision for mortgage servicing rights recognized in earnings.

Net Servicing Revenue

Net servicing revenue was $225.9 million for the nine months ended June 30, 2001 compared to $242.1 million for the nine months ended June 30, 2000, a 7% decrease. Net servicing revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 21% to $653.4 million for the nine months ended June 30, 2001 compared to $539.4 million for the nine months ended June 30, 2000, primarily as a result of portfolio growth. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio for the nine-month period were 7.59% and 7.53% at June 30, 2001 and 2000, respectively. The weighted average servicing fee, net of guaranty fees and including ancillary income, for the servicing portfolio was
47.2 basis points for the nine months ended June 30, 2001 compared to 47.6 basis points for the nine months ended June 30, 2000.

Amortization expense was $427.5 million for the nine months ended June 30, 2001 compared to $297.3 million for the nine months ended June 30, 2000, a 44% increase. The increase in amortization expense was primarily due to the accelerated projected prepayment speeds associated with declining mortgage interest rates. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. See Note 3 to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense is driven by the level of interest rates, the associated spread between short and long-term interest rates, the rates at which HomeSide is able to borrow, and the growth in net assets. These factors influence the size of the residential mortgage origination market. HomeSide's loan production volumes, the interest income HomeSide earns on its mortgages held for sale and interest paid to its lenders. These factors also influence risk management results that affect funding requirements.

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

Net interest expense increased 44% from ($30.5) million to ($43.8) million for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. The increase in net interest expense was primarily due to a narrowing of the spread between short-term and long-term rates and an increase in net assets due to higher production volumes and servicing portfolio growth. For the nine months ended June 30, 2001, average mortgage rates declined 91 basis points while average short-term LIBOR rates decreased 55 basis points, thereby tightening spreads by 36 basis points as compared to the nine months ended June 30, 2000. Although the decrease in short-term-rates influenced a widening of spreads in the most recent quarter, average spreads for the nine months ended June 30, 2001 were down to 176 basis points versus an average of 212 basis points for the nine months ended June 30, 2000.


Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, and gains and losses on the sale of loans. Net mortgage origination revenue was $118.4 million for the nine months ended June 30, 2001 compared to $52.5 million for the nine months ended June 30, 2000. The increase was primarily due to an increase in production volumes and margins resulting from the factors previously discussed in the loan production activities section.


Other Income

Other income for the nine months ended June 30, 2001 was $12.0 million compared to $3.6 million for the nine months ended June 30, 2000. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million and recorded a deferred gain of $7.3 million which is amortized over the life of the lease.

Salaries and Employee Benefits

Salaries and employee benefits expense was $100.6 million for the nine months ended June 30, 2001 compared to $83.6 million for the nine months ended June 30, 2000, a 20% increase. The average number of full-time equivalent employees was 2,522 for the nine months ended June 30, 2001 compared to 2,463 for the nine months ended June 30, 2000.

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the nine months ended June 30, 2001 was $29.6 million compared to $24.0 million for the nine months ended June 30, 2000, a 23% increase. The increase is driven by additional leased space and technology related assets in support of growth in the mortgage servicing portfolio.


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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $27.1 million for the nine months ended June 30, 2001 compared to $24.8 million for the nine months ended June 30, 2000. The increase was primarily attributable to an increase in servicing losses related to the growth of the servicing portfolio.


Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $51.9 million for the nine months ended June 30, 2001, compared to $36.0 million for the nine months ended June 30, 2000, a 44% increase. The increase is primarily due to an increase in expenses associated with higher production volumes and an increase in prepayment activity.


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


Income Tax (Benefit) Expense

HomeSide's income tax (benefit) expense was ($149.1) million for the nine months ended June 30, 2001 compared to $29.5 million for the nine months ended June 30, 2000. The effective income tax rates for the nine-month periods ended June 30, 2001 and 2000 were -34% and 41%, respectively. The decrease in the effective income tax rate was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and risk management results pursuant to SFAS 133 recognized in earnings.



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

The Company's Risk Council, comprising executive and senior management as well as representation from internal audit, is the principal operating risk policy decision making body within the Company. Risk Council's role is to constantly monitor and assess the Company's risk profile in existing and future business operations, and to assist business units in the design and implementation of appropriate risk management policies and strategies.

The Risk Council provides direction and oversight for many types of risks such as credit, operations, legislative compliance, e-commerce, business continuity and disaster recovery. Certain of the Company's other major risk areas (e.g. market risk) are more fully discussed below.

Risk Management of Market Risk

Market risk recognizes the potential change in the value of assets, liabilities and other financial commitments as a result of changes in asset prices along with changes in actual and projected interest rates. HomeSide continues to review and enhance its strategies and underlying policies relating to risk management of market risk based on changes in the market environment. Certain members of the Company's Risk Council also comprise the Company's Asset and Liability Management Committee (ALCO) which, under delegated authority from the Board, sets policies in relation to the management of market risk, corporate funding and balance sheet management. Representatives of the Company's ALCO report to the National's ALCO concerning risk management and also participate in the National's group ALCO meetings.

As more fully discussed in the notes to the financial statements, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective October 1, 2000. Accordingly, for the three-month and nine-month periods ended June 30, 2001, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivatives instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in note 4 to the financial statements.

Market Environment

During the last nine months, the US market has experienced unprecedented volatility in the interest rate environment. In response to the slowing US economy, the Federal Reserve has lowered interest rates on six occasions resulting in a decline in short-term interest rate of 275 basis points.

Despite the sluggish economy, the US housing sector has remained strong. Purchase volumes have been solid and refinancing activities have hit levels not seen since mid-1998. This has resulted in increased production volumes and improved results in the Company's production channels. However, the declining interest rate environment and extensive refinancing activities have resulted in higher prepayment activity adversely impacting the value of the Company's mortgage servicing asset.

Continued uncertainties surrounding future monetary policy and the state of the US economy have resulted in significant volatility in interest rate spreads between short and long term rates, placing considerable pressure on the Company's hedge performance. As more fully discussed in note 4 of the financial statements, HomeSide utilizes a combination of derivative instruments to create a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk. The volatile interest rate environment discussed above has negatively impacted the effectiveness of these derivative instruments.

Following is a summary of risk management activities and results for the three months and nine months ended June 30, 2001:


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

In the aggregate, the Company's strategy involves the use of a combination of mortgage forward delivery commitments and mortgage options to maintain appropriate risk management coverage related to IRLCs. The Company utilizes mortgage forward delivery contracts to hedge a baseline portion of the Company's pipeline composed of interest rate lock commitments that management believes are probable of closing. Additionally, the Company utilizes options on mortgage securities and certain other products to hedge an element of the pipeline which is considered more uncertain of closing, and for which pull-through rates are likely to be volatile. During the three months and nine months ended June, 2001, the Company's risk management strategy was effective in the declining interest rate environment as the increase in the value of the Company's commitments more than offset the losses in the value of the related risk management derivative instruments. During the three months and nine months ended June 30, 2001, a net gain of approximately $5.2 million and $12.9 million, respectively attributable to pipeline hedging results was recognized to earnings. Pursuant to the requirements of SFAS 133 (which are discussed in note 4 to the Company's consolidated financial statements) interest rate lock commitments and related risk management derivative instruments are accounted for as non-designated derivatives with changes in their values recorded to current earnings.

Interest rate lock commitments that are ultimately funded (closed) are classified as loans held for sale and are included in the Company's mortgage inventory. Closed loans in the mortgage inventory are also subject to interest rate and pricing risk. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. Pursuant to the terms of SFAS 133, the Company accounts for the forward delivery contracts as cash flow hedges of forecasted loan sales. The forward contracts achieve effective offset against the changes in the value of the loans in that the forward contracts effectively fix the future loan delivery price. At June 30, 2001, gains on forward delivery contracts of $8.4 million were included in other comprehensive income (OCI). Pursuant to the requirements of SFAS 133, the unrealized gains in OCI will be recognized to earnings on the loan settlement dates, as the forecasted loan sales are consummated over the next 90 days.


Risk Management of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of the estimated future net servicing revenues associated with the Company's servicing portfolio. See Note 3 to the Consolidated Financial Statements. The Company maintains a risk management program intended to protect the value of mortgage servicing rights from changes in value due to changes in estimated loan prepayment speeds, which are mainly influenced by changes in interest rates.

The value of mortgage servicing rights is extremely sensitive to changes in interest rates since interest rates are the primary driver of actual and projected prepayment rates. As interest rates decline, prepayment rates increase as a result of actual and expected refinancing activities of borrowers. As a result, the value of mortgage servicing rights decreases in value as interest rates decline and, generally, at accelerating rates depending in large measure on the note rates of the underlying loans in relation to market interest rates. The value of the Company's mortgage servicing rights is based on the present value of expected cash flows received over the life of the loan using vendor models which incorporate prepayment estimates to forecast estimated future servicing revenues, servicing costs, ancillary revenues, escrow earnings, credit losses and other expenses. See Note 3 to the Consolidated Financial Statements.

The Company's risk management program involves the use of a portfolio of risk management derivative instruments which increase in value as interest rates decline. More specifically, management uses a combination of derivative instruments designed to offset changes in the value of the mortgage servicing rights in different interest rate scenarios. The Company also attempts to manage basis risk, term sector risk, and liquidity risk by diversifying its portfolio with an array of derivative instruments that are approved for use by the Company's ALCO. Accordingly, the hedge portfolio is generally comprised of mortgage products, swap products and treasury products that are structured along various points of the yield curve. The Company continues to review and expand its risk management framework. In view of the volatile market environment, the growth of the Company, and the complexities inherent with risk management of mortgage servicing rights, the Company has made and expects to continue to make investments to enhance systems and control.


As an ongoing objective Management maintains that the Company's risk management hedging program will be effective in meeting corporate objectives over the longer term. However, as a result of the new accounting requirements of SFAS 133, quarterly earnings will henceforth be impacted (positively or negatively) to the extent that changes in the value of the hedged instruments do not perfectly offset changes in the value of the designated mortgage servicing rights. Given the magnitude of the Company's investment in mortgage servicing rights, the accounting requirements of SFAS 133 have and will result in a higher level of volatility in reported quarterly earnings as a result of temporary market conditions that may impact quarterly hedge results.


Risk Management of Corporate Funding

As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's commercial paper program and its short-term facility with the Parent. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the three-month period ended June 30, 2001, the Company was party to $750 million in interest rate swaps which were effective in converting $750 million of medium-term notes to LIBOR-based funding. As discussed in note 4 to the financial statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, money market notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

Operations

Net cash provided by operations for the quarter ended June 30, 2001 was $20.4 million. Net cash used in operations for the quarter ended June 30, 2000 was $427.0 million. Net cash provided by operating activities for the nine-month periods ended June 30, 2001 and 2000 was $313.0 million and $291.1 million, respectively. Cash provided from servicing fee income, loan sales and principal repayments was offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet loan production levels.

Investing

Net cash used in investing activities for the quarters ended June 30, 2001 and 2000 were $315.6 million and $123.5 million, respectively. Net cash used in investing activities for the nine-month periods ended June 30, 2001 and 2000 were $851.2 million and $924.7 million, respectively. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash provided by financing activities for the quarters ended June 30, 2001 and 2000 was $386.1 million and $425.0 million, respectively. Net cash provided by financing activities for the nine-month periods ended June 30, 2001 and 2000 were $708.8 million and $609.5 million, respectively. Cash was provided by borrowings from the National and the issuance of medium-term notes, short-term notes, and commercial paper. Cash was used for repayment of borrowings from the National and commercial paper, payment of debt issue costs, payment of dividends to the Parent, and repayment of medium-term notes.

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


QUANTITATIVE AND QUALITATIVE MARKET RISK

There have been no material changes in the Company's market risk from September 30, 2000. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 2000 of HomeSide International, Inc. Additionally, the results of HomeSide's risk management programs and the associated accounting for derivative instruments and hedging activities pursuant to SFAS 133, as amended, is more fully described in Note 4 to the Consolidated Financial Statements.




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


ITEM 6.  Exhibits and Reports on Form 8-K

(a) No documents are filed as a part of this Report

(b) Reports on form 8-K

          HomeSide filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HomeSide International, Inc.
                                            (Registrant)

Date: August 14, 2001                       By: /s/ HUGH R. HARRIS
                                                --------------------------------
                                                Hugh R. Harris
                                                President, Chief Operating
                                                Officer, and Director


Date: August 14, 2001                       By: /s/ W. BLAKE WILSON
                                                --------------------------------
                                                W. Blake Wilson
                                                Vice President, Chief Financial
                                                Officer, and Director

Date: August 14, 2001                       By: /s/ Kevin D. Race
                                               ---------------------------------
                                               Kevin D. Race
                                               Vice President and Director