Form 10-Q/A
period 2001-03-31
HOMESIDE INTERNATIONAL INC
filed 2001-12-06
CIK 1016628

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such s horter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at December 6, 2001
     -----                                       -------------------------------

Common stock $0.01 par value                             1.724 Shares
Class C non-voting common stock $1.00 par value              none

                          HOMESIDE INTERNATIONAL, INC.
                                   FORM10-Q/A
                      Quarterly Period Ended March 31, 2001

                                      INDEX

                                                                                                                            Page No.
                                                                                                                            --------

PART I.  FINANCIAL INFORMATION
ITEM 1.       Financial Statements (unaudited)  (Note A):

              Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000 ..........................................  3

              Consolidated Statements of Income and Comprehensive Income for the Three and Six
                    Months Ended March 31, 2001 and March 31, 2000..............................................................  4

              Consolidated Statements of Cash Flows for the Three and Six Months Ended
                    March 31, 2001 and March 31, 2000...........................................................................  5

              Notes to Consolidated Financial Statements........................................................................  6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............................. 15


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................................. 26

Item 6.       Exhibits and Reports on Form 8-K.................................................................................. 26


SIGNATURES...................................................................................................................... 27




Note A

As discussed in Note 2 of the consolidated financial statements of HomeSide International, Inc. (the "Company") included herein, the Company announced on September 4, 2001 the discovery of an incorrect interest rate assumption in the mortgage servicing rights model. As a result, the Company has determined the necessity to restate certain previously reported interim financial statements. The restatement, as presented herein, corrects the effects of the incorrect interest rate assumption on the consolidated financial statements and related notes for the three and six months ended March 31, 2001.

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------


                          HOMESIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in Thousands, Except Share Data)





                                                                                           March 31, 2001       September 30, 2000
                                                                                             (Restated)
                                                                                        ---------------------   --------------------
ASSETS

Cash and cash equivalents                                                                     $   190,501          $   110,737
Mortgage loans held for sale, net                                                               1,614,909            1,441,216
Mortgage servicing rights, net                                                                  4,041,074            4,464,312
Risk management instruments at fair value, net                                                    260,806                 --
Early pool buyout advances                                                                        143,418              141,255
Accounts receivable, net                                                                          322,318              324,028
Premises and equipment, net                                                                        83,461               80,052
Goodwill, net                                                                                     594,448              612,018
Other assets                                                                                      137,995               93,415
                                                                                              -----------          -----------

Total Assets                                                                                  $ 7,388,930          $ 7,267,033
                                                                                              ===========          ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                                      $   704,012          $   587,275
Notes payable                                                                                   3,334,500            3,235,400
Long-term debt                                                                                  2,171,569            1,899,772
Deferred income taxes, net                                                                        152,997              271,369
                                                                                              -----------          -----------

Total Liabilities                                                                               6,363,078            5,993,816
                                                                                              -----------          -----------

Stockholder's Equity:
Common stock:
Common stock, $.01 par value, 100 shares authorized and 1 share issued and outstanding
Class C non-voting common stock, $1.00 par value, 195,000 shares
authorized, and 0 shares issued and outstanding                                                      --                   --
Additional paid-in capital                                                                      1,231,302            1,231,302
(Accumulated deficit) Retained earnings                                                          (204,898)              41,915
Accumulated other comprehensive (loss)                                                               (552)                --
                                                                                              -----------          -----------

Total Stockholder's Equity                                                                      1,025,852            1,273,217
                                                                                              -----------          -----------

Total Liabilities and Stockholder's Equity                                                    $ 7,388,930          $ 7,267,033
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

                          HOMESIDE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                         For the Three      For the Three       For the Six         For the Six
                                                          Months Ended       Months Ended       Months Ended        Months Ended
                                                         March 31, 2001     March 31, 2000     March 31, 2001      March 31, 2000
                                                           (Restated)                            (Restated)
                                                           ----------         ----------         ----------          ----------

REVENUES:

Mortgage servicing fees                                    $ 220,255          $ 185,629          $ 428,453           $ 356,827
Amortization of mortgage servicing rights                   (135,392)          (102,659)          (255,654)           (200,187)
Valuation provision of mortgage servicing rights            (277,510)               --            (902,371)                --
Risk management of mortgage servicing rights                 142,589                --             508,062                 --
                                                            ---------          ---------         ---------           ---------
    Net servicing (expense) revenue                          (50,058)            82,970           (221,510)            156,640

Interest income                                               29,150             30,107             57,834              66,272
Interest expense                                             (47,927)           (43,015)           (95,808)            (78,587)
                                                            ---------          ---------         ---------           ---------
    Net interest (expense)                                   (18,777)           (12,908)           (37,974)            (12,315)

Net mortgage origination revenue                              39,560             21,900             62,182              38,908
Other income                                                   1,783              1,248              7,585               2,111
                                                            ---------          ---------         ---------           ---------

   Total (Expenses) Revenues                                 (27,492)            93,210           (189,717)            185,344


EXPENSES:


Salaries and employee benefits                                32,642             25,870             62,520              55,688
Occupancy and equipment                                        9,369              7,719             19,207              16,269
Servicing losses on investor-owned loans
   and foreclosure-related expenses                            8,109              7,386             18,200              15,754
Goodwill amortization                                          8,785              8,974             17,570              17,948
Other expenses                                                15,675              9,315             35,032              22,676
                                                            ---------          ---------         ---------           ---------
    Total Expenses                                            74,580             59,264            152,529             128,335


(Loss) income before income taxes and cumulative
effect of a change in accounting principle                  (102,072)            33,946           (342,246)             57,009
Income tax (benefit) expense                                 (34,058)            15,666           (118,550)             20,559
                                                            ---------          ---------         ---------           ---------

(Loss) income before cumulative effect of a change in
accounting principle                                         (68,014)            18,280           (223,696)             36,450

Cumulative effect of a change in accounting for
derivative instruments and hedging activities, net of
income tax expense of $507                                      --                 --                  883                 --
                                                            ---------          ---------         ---------           ---------
Net (loss) income                                            (68,014)            18,280           (222,813)             36,450

Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting
      for derivative instruments and hedging activities         --                 --               (9,133)                --
      Net gains/(losses) on current period cash flow           2,376               --                 (539)                --
      Less: reclassification adjustment for losses
      included in net income                                      38               --                9,120                 --
                                                            ---------          ---------         ---------           ---------
Other comprehensive income (loss)                              2,414               --                 (552)                --
                                                            ---------          ---------         ---------           ---------

Comprehensive (loss) income                                $ (65,600)         $  18,280          $(223,365)          $  36,450
                                                            =========          =========         =========           =========


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                               For the Three    For the Three     For the Six      For the Six
                                                               Months Ended     Months Ended      Months Ended     Months Ended
                                                               March 31, 2001   March 31, 2000    March 31, 2001   March 31, 2000
                                                                 (Restated)                         (Restated)
                                                               --------------   --------------    --------------   --------------
CASH FLOWS  (USED IN) PROVIDED BY OPERATING
ACTIVITIES AND RISK MANAGEMENT RESULTS:

Net (loss) income                                               $ (68,014)        $ 18,280        $  (222,813)      $  36,450
Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities and risk
 management results:
  Amortization  of mortgage servicing rights                      135,392          102,659            255,654         200,187
  Depreciation and amortization                                    12,701           11,546             24,973          23,029
  Cumulative effect of a change in accounting for
   derivative instruments and hedging activities, net                  -                -                (883)             -
  Change in fair value of net hedged assets                        (5,359)              -              (5,511)             -
  Risk management of mortgage servicing rights                   (142,589)              -            (508,062)             -
  Valuation provision of mortgage servicing rights                277,510               -             902,371              -
  Servicing losses on investor-owned loans                            479            2,674              4,039           5,204
  Change in deferred income tax liability                         (34,078)          17,715           (118,562)         22,612
  Origination, purchase and sale of loans held for sale,
   net of repayments                                             (287,473)         412,154           (162,447)        524,488
  Change in accounts receivable                                    10,323           (3,528)            (2,799)        (39,297)
  Change in other assets and accounts payable and accrued
   liabilities                                                     (9,961)         (45,909)           126,723         (54,545)
                                                               --------------   ---------------   --------------   -------------
Net cash (used in) provided by operating activities and risk
 management results                                              (111,069)         515,591            292,683         718,124

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                            (5,603)          (7,192)           (11,685)        (13,443)
Acquisition of mortgage servicing rights                         (297,401)        (123,255)          (734,787)       (358,174)
Net purchase of risk management contracts                         167,850         (414,032)           213,455        (552,839)
Net early pool buyout reimbursements                              (16,961)          28,184             (2,550)        123,180
                                                               --------------   ---------------   --------------   -------------
Net cash used in investing activities                            (152,115)        (516,295)          (535,567)       (801,276)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net borrowings (repayments to) from  banks                        160,500         (559,398)            99,100         (64,799)
Net issuance of commercial paper                                  235,000          318,743                 -          336,097
Issuance of medium-term notes                                          -                -             250,000              -
Payment of debt issue costs                                          (755)            (249)            (2,291)         (2,371)
Repayment of long-term debt                                           (82)         (60,223)              (161)        (60,444)
Dividends paid to the National                                         -                -             (24,000)        (24,000)
                                                               --------------   -----------------------------------------------
Net cash provided by (used in) financing activities               394,663         (301,127)           322,648         184,483

Net increase (decrease) in cash and cash equivalents              131,479         (301,831)            79,764         101,331
Cash and cash equivalents at beginning of period                   59,022          606,021            110,737         202,859
                                                               --------------   ---------------   --------------   -------------
Cash and cash equivalents at end of period                      $ 190,501         $304,190        $   190,501       $ 304,190
                                                               ==============   ===============   ==============   =============

Supplemental disclosure of cash flow information:
Interest paid                                                   $  58,656         $ 43,063        $   109,474       $  75,489
Income taxes paid                                               $      21         $    339        $        23       $     342
Income taxes refunded                                                  -          $  2,388        $        14       $   2,395
Impact of cash flow hedges on other comprehensive income, net   $   2,414               -         $      (552)             -



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


2.  RESTATEMENT

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. During the quarter ended December 31, 2000, mortgage rates declined by 58 basis points from 7.88% at September 30, 2000 to 7.30% at December 31, 2000 with substantially all of the rate movement occurring in the second half of the quarter. During the quarter ended March 31, 2001, mortgage rates continued to decline by 35 basis points to 6.95% by quarter end. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, a lower valuation of the mortgage servicing rights asset.

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

The Company recognized a gain of $264.2 million to current earnings related to the change in fair value of these derivatives for the three months ended March 31, 2001, and a gain of $634.6 million for the six months ended March 31, 2001 with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $217.2 million to current earnings for the three months ended March 31, 2001 and $565.1 million for the six months ended March 31, 2001. Pursuant to the guidance provided under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140'), the Company subsequently performed an impairment evaluation of the mortgage servicing rights and recognized an additional valuation provision of $272.0 million to earnings for the three months ended March 31, 2001, and $886.4 million for the six months ended March 31, 2001. Accordingly, the consolidated statement of income for the three months ended March 31, 2001, as restated, reflects a pretax net reduction in net servicing revenues and pretax income of $54.8 million and a related tax benefit of $20.0 million, for a net reduction in previously reported earnings of $34.8 million. For the six months ended March 31, 2001, the consolidated statement of income as restated, reflects a pretax net reduction in net servicing (expense) revenue and pretax income of ($321.3) million and a related tax (benefit) of ($117.3) million, for a net reduction in previously reported earnings of $204.0 million.

The impact of the correction to the basis of the mortgage servicing rights three months ended March 31, 2001, as set forth herein, is as follows:

Mortgage Servicing Rights Restatement
For the Three Months Ended March 31, 2001
(Dollars in millions)

                                                        Mortgage servicing       Restatement adjustments        Restated mortgage
                                                            rights as             to mortgage servicing         servicing rights
                                                       originally reported                rights
                                                               (1)
                                                       ----------------------------------------------------------------------------
Restated Beginning Balance at December 31, 2000           $  4,156.5                      $     -                  $  4,156.5
Additions                                                      297.4                            -                       297.4
Change in value due to hedged risk                            (217.2)                        217.2                         -
Amortization                                                  (135.4)                           -                      (135.4)
Valuation provision                                             (5.5)                       (272.0)                    (277.5)
                                                       ----------------------------------------------------------------------------
Ending Balance at March 31, 2001                          $  4,095.8                      $  (54.8)                $  4,041.0
                                                       ============================================================================

(1) Ending Balance at March 31, 2001 is modified in accordance with the Restated Beginning Balance at December 31, 2000. Refer to Form 10-Q/A filed for the quarterly period ended December 31, 2000 for additional information regarding the Restated Beginning Balance at December 31, 2000.



3.  CASH AND CASH EQUIVALENTS

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


4.  MORTGAGE SERVICING RIGHTS (Restated)

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2000                    $4,464,312
Additions                                         734,787
Amortization                                     (255,654)
Valuation provision                              (902,371)
                                          -----------------

Balance, March 31, 2001                        $4,041,074
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

Following is a summary of the net gains/(losses) recognized on non-designated risk management derivatives related to the pipeline at March 31, 2001 (in thousands):


                                                                        For the three       For the six
                                                                        months ended        months ended
                                                                        March 31, 2001     March 31, 2001
                                                                       -----------------------------------
Gains on IRLCs recognized to income                                     $   16,184           $   33,876

Losses on mortgage forward delivery contracts                               (9,549)             (23,367)
Losses on options contracts                                                 (1,125)              (2,671)
                                                                       -----------------------------------
   Total losses recognized to income                                       (10,674)             (26,038)

Net gains recognized on non-designated derivatives                      $    5,510           $    7,838
                                                                       ===================================


Gains on interest rate lock commitments represent increases in the value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at March 31, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $7.7 million of the gains recognized on IRLCs (reported for the three months ended March 31, 2001, above) were applied to the initial basis of the underlying loans funded and are included in the carrying amount of loans held for sale at March 31, 2001. The balance of the gains totaling $8.5 million are recognized as open derivative contracts at March 31, 2001 and are recorded at fair value in the consolidated balance sheets. The net gains and losses on non-designated risk management derivatives (related to the pipeline) were included as a component of risk management results in the previously filed Form 10-Q for the quarter ended March 31, 2001. To present an integrated operational perspective, these results were reclassified and are now included in net mortgage origination revenue in the accompanying consolidated statements of income.

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

Mortgage loans held for sale at March 31, 2001 include non-conforming loans aggregating $112.4 million which will be sold to non-agency, private investors. During the three- and six-month periods ended March 31, 2001, gains/(losses) of $0.2 million and $(0.2) million, respectively, on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and included as a component of risk management results in the previously filed Form 10-Q for the quarter ended March 31, 2001. To present an integrated operational perspective, these results were reclassified and are now included in net mortgage origination revenue in the accompanying consolidated statements of income.

The fair values of risk management hedging relationships at March 31, 2001 are as follows (in thousands):

Mortgage Pipeline:
IRLCs at period end                                                $      8,521
Non-designated mortgage forward delivery contracts                       (9,548)
Options on mortgage-backed securities                                     1,671
                                                           ---------------------
 Total fair value of pipeline derivatives                                   644

Mortgage Inventory:
Designated mortgage forward delivery contracts                             (869)
Non-designated mortgage forward delivery contracts                         (214)
                                                           ---------------------
 Total fair value of derivatives related to inventor y                   (1,083)

Net liability recorded for fair value derivatives                  $       (439)
                                                           =====================

Carrying value of mortgage loans held for sale                     $  1,614,909
Fair value of loans held for sale                                     1,618,779
                                                           ---------------------
 Unrealized gains in mortgage inventory                            $      3,870
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


                                                                                                          Tax
                                                                                     Before-tax        (expense)       Net-of-tax
                                                                                       Amount         or benefit         Amount
                                                                                ---------------------------------------------------
Balance at September 30, 2000                                                        $     -           $     -          $    -
Cumulative effect of a change in accounting for hedging activities                    (14,383)            5,250          (9,133)
Net losses on current period cash flow hedge                                           (4,589)            1,674          (2,915)
Reclassification of  losses to net income                                              14,302            (5,220)          9,082
                                                                                ---------------------------------------------------

Balance at December 31, 2000                                                         $ (4,670)         $  1,704         $(2,966)
Net gains on current period cash flow hedge                                             3,742            (1,366)          2,376
Reclassification of net losses to net income                                               59               (21)             38
                                                                                ---------------------------------------------------

Balance at March 31, 2001                                                            $   (869)         $    317         $  (552)
                                                                                ==================================================




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

The Company employs statistical correlation techniques, both at the inception of the hedge period and on an ongoing basis, to formally assess its expectation that changes in the value of the derivative contracts are effectively correlated to changes in the value of the hedged asset or liability. Due to an incorrect interest rate assumption in the mortgage servicing rights valuation model (see
Note 2), the Company determined that the inception documentation required for hedge accounting pursuant to SFAS 133 for the quarter ended March 31, 2001 was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments previously designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. The Company recognized a gain of $264.2 million to current earnings related to the change in fair value of these derivatives for the three months ended March 31, 2001, and a gain of $634.6 million for the six months ended March 31, 2001, with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $217.2 million to current earnings for the three months ended March 31, 2001, and $565.1 million for the six months ended March 31, 2001 and recorded an additional valuation provision of $272.0 million and $886.4 million, related to an impairment evaluation of mortgage servicing rights for the three months ended March 31, 2001 and six months ended March 31, 2001, respectively.

HomeSide's risk management program also employs the use of non-designated derivative contracts that are used to provide a level of economic offset against the value changes attributable to the non-designated portfolios that do not qualify for hedge accounting treatment under SFAS 133. Additionally, the Company is party to certain risk management strategies that are structured to mitigate yield curve risk and to provide a level of economic offset to the time decay (theta). These non-designated derivatives are marked-to-market with changes in value recorded to earnings. During the three months ended March 31, 2001 the company recognized a loss of $65.8 million to current earnings related to the change in fair value of these non-designated derivatives and a loss in the amount of $55.8 million associated with excluded components relating to theta. During the six months ended March 31, 2001 the company recognized a loss of $40.3 million to current earnings related to the change in fair value of these non-designated derivatives and a loss in the amount of $86.2 million associated with the excluded components relating to theta. Additionally, the fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is $236.2 million at March 31, 2001.

Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the three months and six months ended March 31, 2001, the Company had $750 million of fixed-rate, medium-term notes that had been swapped to floating rates of interest with $750 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not prepayable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the three months and six months ended March 31, 2001, the value of the interest rate swap contracts increased by $11.8 million and $25.2 million, respectively, and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $25.0 million at March 31, 2001.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net losses on these derivatives of $0.4 million and $0.7 million for the three months and six months ended March 31, 2001, respectively, were recorded to income and included as a component of risk management results in the previously filed Form 10-Q for the quarter ended March 31, 2001. To present an integrated operational perspective, these results were reclassified and are now included as a component of other income in the accompanying consolidated statements of income.


6.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                                               ------------------------------
                                                    Total Outstanding       At Period End       During the Period
                                                    -----------------       -------------       -----------------
March 31, 2001:
Commercial paper                                       $1,500,000               5.40%                 5.84%
National Australia Bank unsecured facility              1,834,500               5.41%                 6.00%
                                                    -----------------
  Total                                                $3,334,500
                                                    =================

September 30, 2000:
Commercial Paper                                       $1,500,000               6.63%                 6.16%
National Australia Bank Unsecured Facility              1,735,400               6.70%                 6.25%
                                                    -----------------
  Total                                                $3,235,400
                                                    =================



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


7.  LONG-TERM DEBT

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

    Issue Date               Outstanding Balance          Coupon Rate              Maturity Date
    ----------               -------------------          -----------              -------------
June 30, 1997                    $  200,000                   6.88%               June 30, 2002
June 30, 1997                        40,000                   6.82%               July 2, 2001
July 1, 1997                         15,000                   6.86%               July 2, 2001
July 31, 1997                       200,000                   6.75%               August 1, 2004
September 15, 1997                   45,000                   6.77%               September 17, 2001
April 23, 1998                      125,000                   5.79% *             April 24, 2001
May 22, 1998                        225,000                   6.20%               May 15, 2003
June 9, 2000                        215,000                   7.07% *             June 10, 2002
June 9, 2000                        200,000                   6.89% *             April 9, 2002
June 9, 2000                         85,000                   7.07% *             June 10, 2002
August 1, 2000                       75,000                   6.97% *             August 1, 2002
September 14, 2000                   75,000                   6.79% *             September 16, 2002
September 14, 2000                   60,000                   6.94% *             September 15, 2003
September 14, 2000                   25,000                   7.00%               September 16, 2002
September 15, 2000                  100,000                   6.79% *             September 16, 2002
September 15, 2000                   50,000                   6.86% *             September 16, 2002
December 4, 2000                    125,000                   6.98% *             December 4, 2002
December 4, 2000                     75,000                   6.98% *             December 4, 2002
December 4, 2000                     50,000                   6.87% *             December 4, 2002
                             --------------------
  Total                          $1,985,000
                             ====================


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


8.  EXECUTIVE COMPENSATION

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

Key Elements of Amended Plan
----------------------------

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


9.  NEW ACCOUNTING STANDARDS

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


10. DIVIDENDS

On October 23, 2000 the Company paid dividends to the National in the amount of $24.0 million.


ITEM 2. Management's Discussion and Analysis of Financial Condition and  Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-and six-month periods ended March 31, 2001 and 2000 (in millions):

                                For the Three        For the Three       For the Six         For the Six
                                Months Ended         Months Ended        Months Ended        Months Ended
                               March 31, 2001       March 31, 2000      March 31, 2001      March 31, 2000
                              ------------------    ----------------    ---------------     ---------------

Correspondent                     $ 3,421             $ 1,717               $ 6,195             $ 4,279
Co-issue                            4,381               1,642                 7,531               4,072
Broker                              1,058                 343                 1,780                 812
                              ------------------    ----------------    ---------------     ---------------
  Total wholesale                   8,860               3,702                15,506               9,163
Direct                                275                 129                   506                 276
                              ------------------    ----------------    ---------------     ---------------
  Total production                  9,135               3,831                16,012               9,439
Bulk acquisitions                   2,064               2,466                15,261               7,024
                              ------------------    ----------------    ---------------     ---------------
  Total production and
    acquisitions                  $11,199             $ 6,297               $31,273             $16,463
                              ==================    ================    ===============     ===============



Total loan production, excluding bulk acquisitions, was $9.1 billion for the three months ended March 31, 2001 compared to $3.8 billion for the three months ended March 31, 2000, a 139% increase. Loan production was $16.0 billion for the six months ended March 31, 2001 compared to $9.4 billion for the six months ended March 31, 2000, a 70% increase. The increase was a function of HomeSide's ability to leverage origination alliances, technological enhancements and influences from a more favorable interest rate environment. When interest rates decline, the size of the mortgage origination market increases as home ownership becomes more affordable and as existing mortgagors refinance their loans. For the three-and six-month periods ended March 31, 2001, refinances were 52% and 41%, respectively, of HomeSide's production volume, compared to 22% and 21%, respectively, for the three-and six-month periods ended March 31, 2000.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. During the quarter, HomeSide continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and expansion of its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of its Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 20% of HomeSide's production volume for the six months ended March 31, 2001. Homeside completed bulk acquisitions totaling $2.1 billion and $15.3 billion during the three-and-six-month periods ended March 31, 2001, respectively. Homeside completed bulk acquisitions totaling $2.5 billion and $7.0 billion during the three-and six-month periods ended March 31, 2000, respectively.

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

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-and six-month periods ended March 31, 2001 and 2000 (in millions):

                                         For the Three         For the Three         For the Six        For the Six
                                         Months Ended          Months Ended         Months Ended        Months Ended
                                        March 31, 2001        March 31, 2000       March 31, 2001      March 31, 2000
                                       ------------------    ------------------    ----------------    ---------------
  Balance at beginning of
   Period                                  $ 187,552             $ 150,735           $ 173,310          $ 145,552
     Additions, net                           11,176                 6,227              31,229             16,384
     Scheduled amortization                    1,329                 1,045               2,525              2,083
     Prepayments                               7,784                 3,112              12,191              6,802
     Foreclosures                                207                   304                 415                550
                                       ------------------    ------------------    ----------------    ---------------
         Total reductions                      9,320                 4,461              15,131              9,435
                                       ------------------    ------------------    ----------------    ---------------
  Balance at end of period                 $ 189,408             $ 152,501           $ 189,408          $ 152,501
                                       ==================    ==================    ================    ===============



Results of Operations (Restated)

For the three months ended March 31, 2001 compared to the three months ended March 31, 2000

Summary (Restated)

Restated net (loss) income was ($68.0) million for the three months ended March 31, 2001, compared to $18.3 million for the three months ended March 31, 2000.
The $86.3 million decrease is primarily due to the impact of the valuation provision for the mortgage servicing rights driven by the acceleration of the projected prepayment speeds associated with declining mortgage interest rates. Restated total (expenses) revenues for the three months ended March 31, 2001 of ($27.5) million compared to total revenue of $93.2 million for the three months ended March 31, 2000. The $120.7 million decrease was primarily due to the impact of the valuation provision for the mortgage servicing rights. Restated net servicing (expense) revenue resulted in a net expense of ($50.1) million, a decrease of $133.1 million compared to net revenue of $83.0 million for the three months ended March 31, 2000. This change was primarily due to the impact of the valuation provision for the mortgage servicing rights. Net interest expense increased to ($18.8) million for the three months ended March 31, 2001, compared to ($12.9) million primarily due to the narrowing of the spread between short-term and long-term interest rates and the funding of higher mortgage servicing assets. Net mortgage origination revenue increased from $21.9 million for the three months ended March 31, 2000 to $39.6 million for the three months ended March 31, 2001 due to declining mortgage interest rates which resulted in increased production volume. Total expenses increased 26% as a result of higher expenses associated with the increase in production volumes and the servicing portfolio. Restated income tax expense for the three months ended March 31, 2001, decreased $49.8 million compared to the three months ended March 31, 2000, primarily due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights.

Net Servicing (Expense) Revenue (Restated)

The Company incurred a net (expense) of ($50.1) million for the three months ended March 31, 2001 compared to net revenue of $83.0 million for the three months ended March 31, 2000. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of mortgage servicing rights.

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

Restated valuation provision of mortgage servicing rights of ($277.5) million for the three months ended March 31, 2001 is primarily due to the impairment of the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights income of $142.6 million is primarily due to the $264.2 million gain on derivatives determined to no longer qualify for hedge accounting, as described in detail in the section on Risk Management of Mortgage Servicing Rights in note 5, "Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, gains and losses on the sale of loans, and reclassified risk management hedge results. Net mortgage origination revenue was $39.6 million for the three months ended March 31, 2001 compared to $21.9 million for the three months ended March 31, 2000. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the three months ended March 31, 2001 was $1.8 million compared to $1.2 million for the three months ended March 31, 2000. This increase is primarily due to the amortization of the deferred gain resulting from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.

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

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended March 31, 2001 was $9.4 million compared to $7.7 million for the three months ended March 31, 2000, a 22% increase. The increase is driven by additional leased space and technology related assets in support of growth in the mortgage servicing portfolio.

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

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)


                                                                                   March 31, 2001          March 31, 2000
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       2.60%                  2.23%
          60 days                                                                       0.52%                  0.48%
          90+ days                                                                      0.43%                  0.55%
                                                                                 --------------------    -------------------
               Total past due                                                           3.55%                  3.26%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.59%                  0.52%
                                                                                 ====================    ===================



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

Income Tax (Benefit) Expense (Restated)

HomeSide's restated income tax (benefit) expense was ($34.1) million for the three months ended March 31, 2001 compared to $15.7 million for the three months ended March 31, 2000. The effective income tax rates for the three-month periods ended March 31, 2001 and 2000 were 33% and 46%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and income recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.


Results of Operations (Restated)

For the six months ended March 31, 2001 compared to the six months ended March 31, 2000

Summary (Restated)

Restated net (loss) income was ($222.8) million for the six months ended March 31, 2001, compared to $36.5 million for the six months ended March 31, 2000. The $259.3 million decrease is primarily due to the impact of the valuation provision for the mortgage servicing rights driven by the acceleration of the projected prepayment speeds associated with declining mortgage interest rates. Restated total (expenses) revenues for the six months ended March 31, 2001 of ($189.7) million compared to total revenue of $185.3 million for the six months ended March 31, 2000. The $375.0 million decrease was primarily due to the impact of the valuation provision for the mortgage servicing rights. Restated net servicing (expense) revenue resulted in a net expense of ($221.5) million, a decrease of $378.1 million compared to net revenue of $156.6 million for the six months ended March 31, 2000. This change was primarily due to the impact of the valuation provision for the mortgage servicing rights. Net interest expense increased to ($38.0) million for the six months ended March 31, 2001, compared to ($12.3) million for the six months ended March 31, 2000. This 209% increase resulted primarily from a narrowing of the spread between short-term and long-term interest rates and the growth of HomeSide's assets. Net mortgage origination revenue increased 60% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 due to declining mortgage interest rates, which resulted in increased production volume. Total expenses of $152.5 million for the six months ended March 31, 2001 compared to $128.3 million for the six months ended March 31, 2000, an increase of 19%, was a result of higher expenses associated with the increase in production volumes, the growth of the servicing portfolio, and higher prepayment activity. Restated income tax expense for the six months ended March 31, 2001, decreased $139.1 million compared to the six months ended March 31, 2000, primarily due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights.

Net Servicing (Expense) Revenue (Restated)

The Company incurred a net (expense) of ($221.5) million for the six months ended March 31, 2001 compared to net revenue of $156.6 million for the six months ended March 31, 2000. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of mortgage servicing rights.

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

Restated valuation provision of mortgage servicing rights of ($902.4) million for the six months ended March 31, 2001 is primarily due to the impairment of the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights income of $508.1 million for the six months ended March 31, 2001 is primarily due to the $634.6 million gain on derivatives determined to no longer qualify for hedge accounting, as described in detail in the section on Risk Management of Mortgage Servicing

Rights in Note 5, "Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, gains and losses on the sale of loans, and reclassified risk management hedge results. Net mortgage origination revenue was $62.2 million for the six months ended March 31, 2001 compared to $38.9 million for the six months ended March 31, 2000. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the six months ended March 31, 2001 was $7.6 million compared to $2.1 million for the six months ended March 31, 2000. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.

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

Income Tax (Benefit) Expense (Restated)

HomeSide's restated income tax (benefit) was ($118.6) million for the six months ended March 31, 2001 compared to an expense of $20.6 million for the six months ended March 31, 2000. The effective income tax rates for the six-month periods ended March 31, 2001 and March 31, 2000 were 35% and 36%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and income recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.

Risk Management Activities (Restated)

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

As more fully discussed in the notes to the financial statements, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective October 1, 2000. Accordingly, for the three month and six month periods ended March 31, 2001, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivatives instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in note 5 to the consolidated financial statements.

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

Since the inception of HomeSide in March of 1996, the Company's hedge strategy has been effective in providing effective offset to changes in the value of its mortgage servicing rights. However, as of quarter ended March 31, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 (see Note 2). As a result, the Company recognized to current earnings $264.2 million in gains on derivatives determined to no longer qualify for hedge accounting and a $277.5 million impairment provision for the mortgage servicing rights asset for the three months ended March 31, 2001. For the six months ended March 31, 2001, the Company recognized to current earnings $634.6 million in gains on derivatives determined to no longer qualify for hedge accounting and a $902.4 million impairment provision for the mortgage servicing rights asset.

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

Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, floating-rate notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

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

Financing

Net cash provided by financing activities for the quarter ended March 31, 2001 was $394.7 million. Net cash used in financing activities for the quarter ended March 31, 2000 was $301.1 million. Net cash provided by financing activities for the six-month periods ended March 31, 2001 and 2000 were $322.7 million and $184.5 million, respectively. Cash was provided by borrowings from the National and the issuance of commercial paper and medium-term notes. Cash was used for repayment of borrowings from the National, payment of debt issue costs, payment of dividends to the Parent, and repayment of medium-term notes.

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

                                 HomeSide International, Inc.
                                  ----------------------------
                                   (Registrant)

Date: December 6, 2001           By: /s/ Joseph J. Whiteside
                                        ---------------------
                                         Joseph J. Whiteside
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date: December 6, 2001           By: /s/ Susan Lester
                                        ------------------------
                                         Susan Lester
                                 Executive Vice President and
                                   Chief Financial Officer
                                 (Principal Financial and Accounting Officer)