Form 10-K
period 2001-09-30
HOMESIDE INTERNATIONAL INC
filed 2001-12-27
CIK 1016628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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

                                 (904) 281-3000
              (Registrant's telephone number, including area code)

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.


Title of each class                          Outstanding at December 27, 2001
-------------------                          --------------------------------
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

                                     PART I

ITEM 1. BUSINESS

General

     HomeSide International, Inc. (the "Company" or "HomeSide"), through its wholly-owned operating subsidiary, HomeSide Lending, Inc. ("HomeSide Lending"), is one of the largest full service residential mortgage banking companies in the United States. The Company was formerly known as HomeSide, Inc. ("HomeSide, Inc. Predecessor"). On February 10, 1998, National Australia Bank Limited. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National (see Note 2 of the Consolidated Financial
Statements). HomeSide, Inc. Predecessor commenced operations by acquiring BankBoston Mortgage Corporation, the mortgage banking subsidiary of BankBoston, N.A., on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998 and to HomeSide, Inc. Predecessor for the periods March 16, 1996 to February 10, 1998.

     HomeSide is currently headquartered in Jacksonville, Florida, and at September 30, 2001 ranks as the 6th largest mortgage servicer and the 10th largest mortgage loan originator in the United States based on data published by Inside Mortgage Finance. On December 11, 2001, the National announced the sale of HomeSide's operating platform and certain of its operating assets to Washington Mutual, Inc. ("WaMu"). As such, WaMu will acquire all of HomeSide's servicing technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company will retain the mortgage servicing rights asset ("MSR") and related financial hedges. Following the consummation of the transactions contemplated by the Asset Purchase and Liability Assumption Agreement with WaMu, HomeSide's servicing portfolio will be subserviced by WaMu. The transaction is anticipated to close during the first calendar quarter of 2002, subject to customary closing conditions.

     The residential mortgage market, which totaled approximately $5.6 trillion at September 30, 2001, is the largest debt market in the world. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. At September 30, 2001, the largest originator represented 9.2% of the market and the largest servicer represented 8.6%, while the top 30 originators and servicers represented 71.6% and 64.4% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 49% as of September 30, 2001.

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

Production

     HomeSide participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Corporation ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 90% of HomeSide's total production. Excluding the volumes purchased from BankBoston, N.A., Barnett Bank, N.A. ("Barnett") and Banc One Mortgage Corporation, no single source within the correspondent, co-issue or broker channels accounted for more than 7% of total production since March 16, 1996. HomeSide's other origination channels include internet and telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. HomeSide customarily sells all the loans that it originates or purchases while retaining the servicing rights to such loans. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions.

     HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 98% of the total production in the fiscal year ended September 30, 2001, 96% of the total production in the fiscal year ended September 30, 2000 and 98% of the total production in the fiscal year ended September 30, 1999. HomeSide also offers other products, such as ARMs, balloon, and jumbo mortgages.

     HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on September 30, 2001 were California (11.5% of unpaid principal balance), Florida (9.2%), Illinois (6.6%), Texas (6.2%) and Michigan (4.8%). The largest segments of the servicing portfolio by state on September 30, 2000 were California (12.4% of unpaid principal balance), Florida (8.7%), Illinois (8.1%), Texas (5.9%) and Michigan (5.5%). The largest segments of the servicing portfolio by state on September 30, 1999 were California (11.8% of unpaid principal balance), Florida (9.7%), Illinois (8.5%), Texas (5.6%) and Michigan (5.0%). The table on page six provides additional information regarding the Company's servicing portfolio, which is reflective of its production markets.

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

     HomeSide strives to maintain and improve its reputation as one of the largest, most efficient originators of mortgage loans nationwide. Its variable cost loan origination channels can be adjusted to accommodate varying market sizes and allow HomeSide to remain competitive through interest rate cycles.

Wholesale Production

Correspondent Production

     Through its correspondent program, HomeSide purchases loans from approximately 950 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide for legal review and funding. The participants in this program are prequalified and monitored on an ongoing basis by HomeSide. If a correspondent subsequently fails to meet HomeSide's requirements, HomeSide typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.

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

Broker Production

     Under its broker program, HomeSide funds loans at closing from a network of approximately 2,300 mortgage brokers nationwide. The broker controls the process of application and loan processing. A pre-closing quality control review is performed by HomeSide to verify the borrower's credit. All loans originated through brokers are underwritten by HomeSide's approved contract underwriters. Loans are funded by HomeSide and may be closed in either the broker's name or HomeSide's name. Participants in this program prequalify on the basis of creditworthiness, mortgage lending experience and reputation. Each broker is subject to annual and ongoing reviews by HomeSide.

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

Bulk Acquisition

     Bulk acquisition is the large scale purchase of mortgage servicing rights. In connection with such acquisitions, HomeSide does not purchase the underlying mortgage loans which were originated by other originators. HomeSide may purchase servicing rights on an exclusive basis or through a competitive bidding process.

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

     HomeSide monitors the performance of loan underwriting through a variety of quality assurance reports, U.S. Department of Housing and Urban Development ("HUD") reports and audits, the VA reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. According to HomeSide's quality control findings, less than 5% of its loans have underwriting issues that affect salability to the secondary market. Flaws in these loans are generally corrected; otherwise, the holder of the mortgage-backed security is indemnified against future losses resulting from such flaws by HomeSide or, ultimately, the originating correspondent. Correspondents or co-issue partners are required to repurchase any flawed loans originated by them.

Secondary Marketing

     HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of Government National Mortgage Association ("Ginnie Mae" or "GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA and Fannie Mae securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors on a servicing-released basis. For the fiscal year ended September 30, 2001, approximately 95% of the mortgage loans originated by HomeSide were sold to Fannie Mae (61%) and GNMA (34%). For the fiscal year ended September 30, 2000, approximately 97% of the mortgage loans originated by HomeSide were sold to Fannie Mae (53%) and GNMA (44%). For the fiscal year ended September 30, 1999, approximately 94% of the mortgage loans originated by HomeSide were sold to Fannie Mae (49%), GNMA (28%), and FHLMC (17%). The remaining were sold to private investors.

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

     HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. HomeSide realizes net servicing revenue from the future servicing of the loans sold. For the fiscal years ended September 30, 2001, 2000 and 1999, HomeSide has not experienced secondary marketing losses on an aggregate basis.

     HomeSide's policy is to sell mortgage loans on a non-recourse basis. However, in the case of VA loans aggregated to form GNMA pools, the VA's loan guarantees do not cover the entire principal balance of the loan and HomeSide is responsible for losses, which exceed the VA's guaranteed limitations. In connection with HomeSide's loan exchanges and sales, HomeSide makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to the accuracy of information. In the event of a breach of these representations and warranties, HomeSide typically corrects such problems, but if the problems cannot be corrected may be required to repurchase such loans. In cases where a correspondent originates loans, HomeSide may sell the flawed loan back to the correspondent under a repurchase obligation.

Loan Servicing

     HomeSide derives its revenues predominantly from its servicing operations. Since its formation, HomeSide has also maintained a risk management program designed to protect, within certain parameters, the economic value of its servicing portfolio, which is subject to prepayment risk when interest rates decline, providing mortgagors with refinancing opportunities.

     Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee net of guaranty fees and including ancillary income was 0.474% for the fiscal year ended September 30, 2001, 0.476% for the fiscal year ended September 30, 2000 and 0.467% for the fiscal year ended September 30, 1999. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution. . Following the consummation of the transactions contemplated by the Asset Purchase and Liability Assumption Agreement with WaMu, HomeSide's servicing portfolio will be subserviced by WaMu.

HomeSide's servicing strategy has been to build its mortgage servicing portfolio and benefit from the economies of scale inherent in the business. HomeSide currently services substantially all of the mortgage loans that it originates. In addition, HomeSide has purchased the rights to service mortgage loans originated by other lenders.

     HomeSide strives to enhance the profitability of its servicing activities through low cost and efficient processes. This objective is pursued through highly automated, cost effective processing systems, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. HomeSide outsources functions relating to insurance, taxes and default management to third party vendors, contributing to HomeSide's ability to maintain a highly variable cost structure. Using a variety of factors, including loans serviced per employee and direct cost per loan, management believes that HomeSide is one of the nation's most efficient servicers based on industry surveys.

Servicing Portfolio Composition

     HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's origination and bulk servicing acquisition. Ten states accounted for 56.8% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state is California with a 11.5% share of the total portfolio on September 30, 2001. Ten states accounted for 59.4% of the outstanding UPB of HomeSide's total servicing portfolio and the largest volume by state was California with a 12.4% share of the total portfolio on September 30, 2000. Ten states accounted for 59.8% of the outstanding UPB of HomeSide's total servicing portfolio and the largest volume by state was California with an 11.8% share of the total portfolio on September 30, 1999. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments, as it considers necessary.

The following table sets forth the geographic distribution of the Company's servicing portfolio as of September 30, 2001, 2000 and 1999:

                        Servicing Portfolio by State (a)

                                 At September 30, 2001         At September 30, 2000          At September 30, 1999
                                 ---------------------         ---------------------          ---------------------
    (dollars in millions)         UPB          % of UPB          UPB         % of UPB          UPB          % of UPB
                                  ---          --------          ---         --------          ---          --------
California                     $ 20,892          11.5%         $18,924        12.4%          $ 16,334          11.8%
Florida                          16,798           9.2           13,221         8.7             13,424           9.7
Illinois                         11,962           6.6           12,322         8.1             11,740           8.5
Texas                            11,363           6.2            8,911         5.9              7,825           5.6
Michigan                          8,688           4.8            8,346         5.5              6,981           5.0
New York                          7,894           4.3            6,285         4.1              4,809           3.5
Georgia                           7,194           3.9            4,669         3.1              3,936           2.8
Connecticut                       7,060           3.9            6,749         4.4              6,737           4.9
New Jersey                        5,972           3.3            4,587         3.0                 (b)           (b)
Maryland                          5,581           3.1            5,012         3.3              4,924           3.5
Massachusetts                     5,554           3.0            5,903         3.9              6,295           4.5
Arizona                           5,220           2.9            4,558         3.0              4,402           3.2
Indiana                           4,597           2.5            4,620         3.0              4,240           3.1
Other (b)                        63,630          34.8           48,137        31.6             47,101          33.9
                               ------------------------------------------------------------------------------------
Total                          $182,405         100.0%        $152,244       100.0%          $138,748         100.0%
                               ====================================================================================

(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased but not yet on the servicing system of $5.0 billion at September 30, 2001, $21.1 billion at September 30, 2000 and $6.9 billion at September 30, 1999. The increased amount in fiscal year 2000 was due to the increase in bulk acquisitions during the fourth quarter that had not been transferred onto the servicing system.

(b) No other state represents more than 3.0% of HomeSide's servicing portfolio at September 30, 2001, 2000 or 1999.

Servicing Portfolio by Loan Type

     At September 30, 2001, HomeSide's servicing portfolio consisted of $54.5 billion FHA/VA servicing and $132.9 billion of conventional servicing. At September 30, 2000, HomeSide's servicing portfolio consisted of $53.5 billion of FHA/VA servicing and $119.8 billion of conventional servicing. At September 30, 1999, HomeSide's servicing portfolio consisted of $44.2 billion of FHA/VA servicing and $101.4 billion of conventional servicing.

     The weighted average interest rate of the loans in the Company's servicing portfolio was 7.50% at September 30, 2001, 7.58% at September 30, 2000 and 7.44% at September 30, 1999. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:

                    Servicing Portfolio by Interest Rate (a)

                             At September 30, 2001                 At September 30, 2000              At September 30, 1999
                             ---------------------                 ---------------------              ---------------------
                        UPB                                   UPB                                   UPB
                        ---                                   ---                                   ---
                    (dollars in              Cumulative  (dollars in                Cumulative   (dollars in              Cumulative
Interest Rate         millions)   % of UPB    % of UPB     millions)    % of UPB     % of UPB      millions)    % of UPB   %of UPB
-------------                     --------     --------                 --------     --------        --------   --------  ----------
Less than 6.0%       $    553        0.3%        0.3%     $    397        0.3%         0.3%      $    631          0.5%       0.5%

6.0% to 6.9%           39,788       21.8        22.1        30,821       20.2         20.5         32,353         23.3       23.8

7.0% to 7.9%           97,044       53.2        75.3        75,520       49.6         70.1         77,552         56.0       79.8

8.0% to 8.9%           37,169       20.4        95.7        37,596       24.7         94.8         22,258         16.0       95.8

9.0% to 9.9%            6,281        3.4        99.1         6,340        4.2         99.0          4,085          2.9       98.7

10.0% to 10.9%          1,249        0.7        99.8         1,218        0.8         99.8          1,435          1.0       99.7

Over 11.0%                321        0.2       100.0           352        0.2        100.0            434          0.3      100.0
                     -------------------                  -------------------                    ---------------------
        Total        $182,405      100.0%                 $152,244      100.0%                   $138,748        100.0%
                     ===================                  ===================                    =====================

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

     For HomeSide, servicing losses on investor-owned loans and foreclosure-related expenses, primarily representing losses on VA loans, totaled $32.3 million for the fiscal year ended September 30, 2001, $33.3 million for the fiscal year ended September 30, 2000 and $31.7 million for the fiscal year ended September 30, 1999. Management believes that it has an adequate level of reserve for servicing losses on investor-owned loans based on HomeSide's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

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

     The Company's risk management program involves the use of a portfolio of risk management derivative instruments, which increase in value as interest rates decline. More specifically, management uses a combination of derivative instruments designed to provide effective offset to changes in the value of the mortgage servicing rights in different interest rate scenarios. The Company also attempts to manage basis risk, term sector risk, and liquidity risk by diversifying its portfolio with an array of derivative instruments that are approved for use by the Company's Asset and Liability Management Committee ("ALCO") which, under delegated authority from the Board, sets policies in relation to the management of market risk, corporate funding and balance sheet management. Representatives of the Company's ALCO report to the National's ALCO concerning risk management and also participate in the National's group ALCO meetings. Accordingly, the hedge portfolio is generally comprised of mortgage products, swap products and treasury products that are structured along various points of the yield curve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities" for the fiscal years ended September 30, 2001, 2000 and 1999.

Servicing Technology

     HomeSide's proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of technology providers.

     At September 30, 2001, approximately 2.1 million loans were serviced on the proprietary servicing system. With additional enhancements, this architecture has been modeled to support between 9.0 and 12.0 million loans. The system will also permit continued development of workflow and other client-server applications that contribute to increased productivity.

Regulation

     As a United States subsidiary of a foreign bank, HomeSide is subject to regulation, supervision and examination by the Federal Reserve Board. HomeSide's mortgage banking business is also subject to the rules and regulations of HUD, FHA, the VA, Fannie Mae, FHLMC or Freddie Mac, GNMA or Ginnie Mae and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on HomeSide, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and set maximum loan amounts. Moreover, lenders such as HomeSide are required annually to submit audited financial statements to Fannie Mae, FHLMC, GNMA and HUD and to comply with each regulatory entity's own financial requirements. HomeSide's business is also subject to examination by Fannie Mae, FHLMC and GNMA and state regulatory agencies at all times to assure compliance with applicable regulations, policies and procedures.

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

Competition

     Mortgage bankers operate in a highly competitive and fragmented market. As of September 30, 2001, the largest originator of loans represented 9.2% of the market and the largest servicer represented 8.6%, while the top 30 originators and servicers represented 71.6% and 64.4% of their markets, respectively, based on data published by Inside Mortgage Finance.

             TOP 10 ORIGINATORS AND SERVICERS (dollars in billions)

 Originations for First Nine Months - 2001            Servicing Portfolio at September 30, 2001
 1  Chase Home Finance, NJ                  $133.3     1  Washington Mutual, WA                           $484.0
 2  Wells Fargo Home Mortgage, IA            123.7     2  Wells Fargo Home Mortgage, IA                    476.0
 3  Washington Mutual, WA                    120.7     3  Chase Home Finance, NJ                           427.1
 4  Countrywide Credit Industries, CA         88.8     4  Bank of America Mtg. & Affiliates, NC            338.4
 5  Bank of America Mtg. & Affiliates, NC     61.2     5  Countrywide Credit Industries,CA                 318.7
 6  ABN AMRO Mortgage Group, MI               53.3     6  HomeSide Lending, Inc., FL                       187.4
 7  GMAC Mortgage Corp., PA                   36.7     7  GMAC Mortgage Corp., PA                          186.3
 8  National City Mortgage Co., OH            36.3     8  ABN AMRO Mortgage Group, MI                      136.6
 9  Dime/North American Mtg. Co., CA          34.1     9  First Nationwide Mortgage, CA                    114.7
10 HomeSide Lending, Inc., FL                 34.0    10 CitiMortgage Inc., MO                             103.9

Source:  Inside Mortgage Finance.

     Given the high level of competition in the market by mortgage banks, financial institutions, and other providers of financial services, the underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized. As a result, mortgage banking products (i.e., mortgage loans and the servicing of those loans) have become difficult to differentiate. Therefore, mortgage bankers compete primarily on the basis of price or service, making effective cost management essential.

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

     The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 49% as of September 30, 2001.

Employees

     As of September 30, 2001, 2000 and 1999, respectively, HomeSide had approximately 2,797 total employees, 2,340 total employees and 2,611 total employees, substantially all of who were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2. PROPERTIES

     HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities, which comprise 144,227 square feet of owned space and approximately 426,144 square feet of leased space. Included in the leased total is approximately 103,153 square feet of warehouse space used for storing certain loan files, loan servicing documents, furniture, fixtures and equipment. In addition, HomeSide leases approximately 328,118 square feet of office space in various locations across the United States.

On October 2, 2000, HomeSide sold its facility located in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value. HomeSide subsequently entered into an operating lease agreement to lease back the property for a term of five years at a rate of $2.6 million per year. The transaction met the qualifications of a sale-leaseback, in accordance with SFAS No. 98 "Accounting for Leases", resulting in immediate recognition of gain in the amount of $4.5 million and a deferred gain of $7.3 million which will be amortized over the life of the lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As a consequence of the acquisition by the National, there is no active market for the Registrant's common equity. HomeSide is an indirect wholly-owned subsidiary of the National. However, as indicated in Note 21 of the Consolidated Financial Statements, HomeSide entered into an Asset Purchase and Liability Assumption Agreement with Washington Mutual ("WaMu") on December 11, 2001, whereby, WaMu has agreed to acquire all of HomeSide's servicing technology and other corporate assets including the wholesale, correspondent and consumer direct production channels and the servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company will retain the mortgage servicing rights and related financial hedges.

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and operating information of HomeSide set forth below for the fiscal years ended September 30, 2001, 2000 and 1999 should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide included elsewhere in this document. The selected financial and operating information of HomeSide Predecessor set forth below is for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997.

                                            For the Period    For the Period    For the Period     For the Period     For the Period
                                            October 1, 2000   October 1, 1999   October 1, 1998   February 11, 1998   March 1, 1997
                                             to September      to September      to September       to September       to February
                                               30, 2001          30, 2000          30, 1999           30, 1998           10, 1998
                                            ---------------   ---------------   ---------------   -----------------   --------------
Selected Statement of Earnings Data:
Revenues:
Mortgage servicing fees                      $    876,446      $    732,164      $    609,522       $    315,510           398,159
Amortization of mortgage servicing rights        (623,269)         (405,728)         (409,929)          (191,693)         (210,200)
Valuation provision of mortgage servicing
rights                                         (2,556,450)               --                --                 --                --
Risk management of mortgage servicing
rights                                            872,873                --                --                 --                --
                                             ------------      ------------      ------------       ------------       -----------
   Net servicing (expense) revenue             (1,430,400)          326,436           199,593            123,817           187,959
Interest income                                   122,928           121,951           181,173             99,749            97,050
Interest expense                                 (164,647)         (168,651)         (132,161)           (70,761)          (97,028)
                                             ------------      ------------      ------------       ------------       -----------
  Net interest (expense) revenue                  (41,719)          (46,700)           49,012             28,988                22
Net mortgage origination revenue                  197,534            68,475           155,937             79,179            85,206
Other income                                       16,207             5,683             5,844             11,028             1,671
                                             ------------      ------------      ------------       ------------       -----------
  Total (expenses) revenues                    (1,258,378)          353,894           410,386            243,012           274,858

Expenses:
Salaries and employee benefits                    139,022           112,634           132,716             73,983            75,419
Occupancy and equipment                            43,764            31,980            28,319             13,107            15,447
Servicing losses on investor-owned loans
and foreclosure-related expenses                   32,348            33,301            31,749             21,202            21,974
Impairment of goodwill and other
intangible assets                                 590,005                --                --                 --                --
Goodwill amortization                              32,080            35,896            35,817             22,780                --
Other expenses                                     69,166            52,502            60,939             39,825            39,415
                                             ------------      ------------      ------------       ------------       -----------
    Total expenses                                906,385           266,313           289,540            170,897           152,255
(Loss) income before income taxes,
extraordinary item and cumulative effect
of a change in accounting principle            (2,164,763)           87,581           120,846             72,115           122,603
Income tax (benefit) expense                     (267,121)           38,269            59,181             37,009            47,816
                                             ------------      ------------      ------------       ------------       -----------
Net (loss) income before extraordinary
item and cumulative effect of a change in
accounting principle                           (1,897,642)           49,312            61,665             35,106            74,787
Extraordinary item-gain on early
extinguishment of debt, net of income tax
expense of $567                                       987                --                --                 --                --
Cumulative effect of a change in
accounting for derivative instruments and
hedging activities, net of tax expense of
$507                                                  883                --                --                 --                --
                                             ------------      ------------      ------------       ------------       -----------
Net (loss) income                            $ (1,895,772)     $     49,312      $     61,665       $     35,106       $    74,787
                                             ============      ============      ============       ============       ===========
Selected Balance Sheet Data at Period
End:
Mortgage loans held for sale, net            $  1,845,766      $  1,441,216      $  1,292,562       $  2,048,989       $ 1,292,403
Mortgage servicing rights, net                  2,615,225         4,464,312         3,488,957          1,779,180         1,781,314
Total assets                                    6,278,445         7,267,033         6,391,355          5,751,557         3,883,603
Bank credit facility                            1,748,000         1,735,400         1,505,401          2,749,000         2,074,956
Commercial paper                                  400,000         1,500,000         1,163,903                 --                --
Long-term debt                                  1,821,551         1,899,772         1,331,292          1,337,783           900,466
Total liabilities                               4,998,156         5,993,816         5,117,813          4,488,605         3,294,470
Total stockholders' equity                      1,280,289         1,273,217         1,273,542          1,262,952           589,133
                                             ============      ============      ============       ============       ===========
Selected Operating Data:
Volume of loan production                    $ 40,877,783      $ 20,286,100      $ 30,933,088       $ 16,826,364       $20,529,530
Loan servicing portfolio (at period end)      187,367,008       173,310,242       145,551,780        115,800,362        99,956,050
Loan servicing portfolio (average
outstanding during the period)                184,994,882       153,965,875       130,413,226        107,821,822        96,083,220
Weighted average interest rate of the
servicing portfolio (at perioed end)                 7.50%             7.58%             7.44%             7.72%              7.85%
Weighted average servicing fee of the
servicing portfolio, net of guaranty fees
and including ancillary income (for the
period)                                             0.474%            0.476%            0.467%            0.468%             0.439%

                                       11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     HOMESIDE - FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

General

HomeSide  International,   Inc.  (the  "Company"  or  "HomeSide"),  through  its
wholly-owned subsidiary, HomeSide Lending, Inc., is one of the largest full service residential mortgage banking companies in the United States. Historically, HomeSide's strategy has been to emphasize variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. HomeSide is currently headquartered in Jacksonville, Florida, and at September 30, 2001 ranks as the 6th largest mortgage servicer and the 10th largest mortgage loan originator during the first nine months of 2001 in the United States based on data published by Inside Mortgage Finance. On December 11, 2001, the National announced the sale of HomeSide's operating platform and certain of its operating assets to Washington Mutual, Inc. ("WaMu"). As such, WaMu will acquire all of HomeSide's servicing technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company will retain the mortgage servicing rights asset ("MSR") and related financial hedges. Following the consummation of the transactions contemplated by the Asset Purchase and Liability Assumption Agreement with WaMu, HomeSide's servicing portfolio will be subserviced by WaMu. The transaction is anticipated to close during the first calendar quarter of 2002, subject to customary closing conditions.

On February 10, 1998, National Australia Bank Limited. (the "National") acquired all outstanding shares of the common stock of the Company. As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill. Following the transaction described above, the National owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National. The Company also adopted a fiscal year end of September 30 to conform to the fiscal year of the National. In September 2001, management of the Company determined that the carrying value of goodwill exceeded its recoverable amount, based on an estimated market sale value of the Company. As a result, the Company recorded an impairment charge of $579.8 million to write-off the goodwill asset. At the same time, $10.2 million of other intangible assets were written-off. Additionally, during the fiscal year ended September 30, 2001, the Company issued .724 additional shares to the National for a total purchase price of $1.968 billion.

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

Loan Production Activities

As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. HomeSide also purchases servicing rights in bulk from time to time. By focusing on production channels with a variable cost structure, HomeSide minimizes the fixed costs associated with traditional mortgage branch offices. For the nine months ended September 30, 2001, HomeSide was ranked the tenth largest originator in the United States, according to Inside Mortgage Finance, with approximately 2.3% market share of the estimated $1.5 trillion single-family mortgage origination market.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal years ended September 30, 2001, 2000 and 1999 (in millions):

                                         For the Fiscal        For the Fiscal        For the Fiscal
                                           Year Ended            Year Ended           Year Ended
                                       September 30, 2001    September 30, 2000    September 30, 1999
                                       ------------------    ------------------    ------------------
Wholesale:
  Correspondent                             $15,690               $ 8,660              17,927
  Co-issue(a)                                18,922                 9,053               7,737
  Broker                                      4,573                 1,945               3,818
                                            -------               -------             -------
    Total wholesale                          39,185                19,658              29,482
Direct                                        1,693                   628               1,451
                                            -------               -------             -------
   Total production                          40,878                20,286              30,933
Bulk acquisitions(b)                         14,950                28,624              35,608
                                            -------               -------             -------
   Total production and acquisitions        $55,828               $48,910             $66,541
                                            =======               =======             =======


----------

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


Total loan production, excluding bulk acquisitions, was $40.9 billion for the fiscal year ended September 30, 2001, a 102% increase compared to the $20.3 billion for the fiscal year ended September 30, 2000. Fiscal year ended September 30, 2000 was a 34% decrease compared to $30.9 billion for the fiscal year ended September 30, 1999.

Correspondent lending volume increased 81% in fiscal year 2001 from fiscal year 2000. For fiscal year 2000, correspondent lending volume declined 52% below fiscal year 1999. Co-issue volume increased 109% in fiscal year 2001 compared to the prior year. For fiscal year 2000, co-issue volume increased 17% compared to fiscal year 1999. The increase in correspondent lending and co-issue volume in fiscal year 2001 was the result of the decrease in interest rates, which increased the level of originations. The decrease in correspondent lending volume in fiscal year 2000 was the result of an increase in interest rates, which decreased the level of originations. The increase in co-issue volume during fiscal year 2000 was the result of the integration of two Preferred Partners offset by lower origination resulting from higher interest rates. Preferred Partners will sell a significant portion of the residential mortgage loans they originate to HomeSide over five years.

The interest rate environment has significantly affected the size of the mortgage origination market, primarily refinances. When interest rates decline, as occurred in 2001 and 1999, increasing numbers of mortgagors refinance their loans which increases the size of the origination market. In this environment, HomeSide strives to keep production at sustainable levels should interest rates reverse course and the size of the origination market decrease. During 2000, when interest rates increased and activity decreased, HomeSide's strategy was to emphasize its acquisitions to maintain and increase the servicing portfolio.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. Although the market for bulk acquisitions decreased in fiscal year 2001, the Company continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and through Preferred Partnership arrangements. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of its Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 19% of HomeSide's production during fiscal year 2001.

Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. With a portfolio size of $187.4 billion, HomeSide services the loans of approximately 2.1 million homeowners from across the United States and endeavors to protect the value of this important asset by a sophisticated risk management strategy. At September 30, 2001, HomeSide was ranked the sixth largest servicer in the United States, with approximately 3.3% market share of the $5.6 trillion single family mortgages outstanding, according to Inside Mortgage Finance.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal years ended September 30, 2001, 2000 and 1999 (in millions):

                                           For the Fiscal               For the Fiscal              For the Fiscal
                                             Year Ended                   Year Ended                  Year Ended
                                         September 30, 2001           September 30, 2000          September 30, 1999
                                         ------------------           ------------------          ------------------
Balance at beginning of period                     $173,310                    $145,552                     $115,800
Additions                                            58,828                      48,910                       66,541
Reductions:
   Scheduled amortization                             5,312                       4,268                        3,386
   Prepayments                                       35,481                      15,640                       30,413
   Foreclosures                                         859                       1,045                        1,296
   Sales of servicing                                 3,119                         199                        1,694
                                                   --------                    --------                     --------
Total reductions                                     44,771                      21,152                       36,789
                                                   --------                    --------                     --------
Balance at end of period                           $187,367                    $173,310                     $145,552
                                                   ========                    ========                     ========

The number of loans serviced at September 30, 2001 was 2,052,128 compared to 1,932,370 at September 30, 2000 compared to 1,669,051 at September 30, 1999.

Results of Operations for the fiscal year ended September 30, 2001 compared to the fiscal year ended September 30, 2000 and fiscal year ended September 30, 1999

Summary

HomeSide's net (loss) income was ($1.9) billion, $49.3 million and $61.7 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Total (expenses) revenues were ($1.3) billion, $353.9 million, and $410.4 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Decreases in net (loss) income and total (expenses) revenues is primarily due to the impact of the valuation provision for the mortgage serving rights driven by the acceleration of the projected prepayments speeds associated with declining mortgage interest rates. The U.S. housing market experienced unprecedented record low mortgage rates and high mortgage prepayment activity during fiscal year 2001. Total expenses were $906.4 million for the fiscal year ended September 30, 2001, a $640.1 million increase compared to fiscal year ended September 30, 2000. The increase was primarily due to an impairment of goodwill and other intangible assets recognized to earnings and higher expenses associated with the increase in production volumes, growth of the servicing portfolio, and higher prepayment activity. Total expenses for fiscal year ended September 30, 2000, decreased 8% compared to fiscal year ended September 30, 1999, primarily as a result of decreases in production volume.

Net Servicing (Expense) Revenue

Net servicing (expense) revenue is comprised of mortgage servicing fees, net of guaranty fees, ancillary income, risk management results and valuation provision related to the mortgage servicing rights asset. Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans, without the servicing rights, based on relative fair values. The value of servicing rights acquired through bulk acquisitions is capitalized at cost.

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum. Prior to the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on the application of a forward interest rate bias. In considering the National's intent to pursue a sale of HomeSide and the lack of liquidity in the market, as well as other increasing uncertainties relating to the interest rate environment, during the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on a static method.

The Company incurred net servicing (expense) of ($1.4) billion for the fiscal year ended September 30, 2001 compared to net servicing revenue of $326.4 million and $199.6 million for the fiscal year ended September 30, 2000 and 1999, respectively. The decrease in net servicing revenues in fiscal year ended September 30, 2001 is primarily due to the impact of the valuation provision for the mortgage servicing rights.

Mortgage servicing fees increased 20% to $876.4 million for the fiscal year ended September 30, 2001, from $732.2 million for the fiscal year ended September 30, 2000. The servicing portfolio increased $14.1 billion to $187.4 billion at September 30, 2001, compared to $173.3 billion at September 30, 2000, an 8% increase. These increases were primarily due to higher production volumes resulting from a declining mortgage rate environment. Mortgage servicing fees increased 20% from $609.5 million in fiscal 1999, to $732.2 million in fiscal 2000. The portfolio grew 19% from $145.6 billion at September 30, 1999 to $173.3 billion at September 30, 2000. These increases were primarily a result of strategic bulk acquisitions and growth through the loan production channels. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio for the fiscal year were 7.50%, 7.58% and 7.44% at fiscal years ended September 30, 2001, 2000 and 1999, respectively. The weighted average servicing fee, net of guarantee fees and including ancillary income, for the servicing period was 0.474% for the fiscal year ended September 30, 2001, compared to 0.476% for fiscal year ended September 30, 2000 and .0467% for fiscal year ended September 30, 1999.

Amortization expense increased 54% to $623.3 million for the fiscal year ended September 30, 2001 from $405.7 million for the fiscal year ended September 30, 2000 due to increased prepayment rates associated with declining mortgage interest rates. Amortization expenses decreased $4.2 million in fiscal year ended September 30, 2000 from $409.9 million for fiscal year ended September 30, 1999 primarily from the decrease in prepayment rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense, while an increase in rates results in a decrease in prepayment estimates. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. Conversely, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and lower amortization expense.

During the year ended September 30, 2001, the Federal Reserve Board cut short-term rates 369 bps, which resulted in unprecedented refinancing activity. As a result, the Company recorded a valuation provision of $2.56 billion related to an impairment valuation of mortgage servicing rights for the fiscal year ended September 30, 2001.

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, yielded a significantly different asset profile. The correction of the incorrect interest rate assumption, caused the Company to determine that the inception documentation required to apply hedge accounting pursuant to Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. As a result, the Company recognized a net gain of $872.9 million to current earnings related to the change in fair value of these derivatives for the fiscal year ended September 30, 2001.

Net Interest (Expense) Revenue

Net interest (expense) revenue is driven by the level of interest rates, the direction in which rates are moving, the associated spread between short- and long-term interest rates and the rates at which HomeSide is able to borrow, and the growth in net assets. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes, the interest income HomeSide earns on its mortgages held for sale and interest rates paid to its lenders. These factors also influence risk management results that affect funding requirements.

Loan refinancing levels are the largest contributors to changes in the size of the mortgage origination market. As interest rates decline, more borrowers refinance their mortgages, resulting in an increase in the mortgage origination market. Higher loan production volumes result in higher average balances of mortgages held for sale and consequently higher levels of interest income from interest earned on such loans prior to their sale. This higher level of interest income is partially offset by the lower rates earned on the loans.

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

Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer term interest rates; the level of net interest revenue is also influenced by the spread between long-term and short-term interest rates.

Net interest (expense) revenue totaled $(41.7) million for the fiscal year ended September 30, 2001, compared to ($46.7) million for the fiscal year ended September 30, 2000. The 11% decrease in net interest expense in fiscal 2001 compared to 2000 was primarily due to a widening of the spread between short-term and long-term rates partially offset by an increase in net assets due to higher production volumes and servicing portfolio growth.

Net interest (expense) revenue totaled $(46.7) million for the fiscal year ended September 30, 2000 compared to $49.0 million for the fiscal year ended September 30, 1999. Net interest earned on mortgage loans held for sale decreased as a result of decreased production during the fiscal year ended September 30, 2000. Net interest revenue was also decreased by increased interest expense on borrowings to fund the mortgage servicing assets. These decreases to net interest revenue were partially offset by increased credits earned on escrow deposits due to higher interest rates during the fiscal year ended September 30, 2000.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, risk management results, and gains and losses on the sale of loans.

Net mortgage origination revenue was $197.5 million for the fiscal year ended September 30, 2001 compared to $68.5 million for the fiscal year ended September 30, 2000. This increase in fiscal year 2001 is due to declining mortgage interest rates, which resulted in increased production volumes and margins. Net mortgage origination revenue of $68.5 million for fiscal year ended 2000, was

$87.4 million below the $155.9 million for fiscal year ended September 30, 1999, as a result of the high production of loans due to a lower interest rate environment in 1999.

Other Income

Other income was $16.2 million for the fiscal year ended September 30, 2001, compared to $5.7 million for fiscal year ended September 30, 2000. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS No. 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million and recorded a deferred gain of $7.3 million which is amortized over the life of the lease with $1.4 million recorded to current year earnings. Additionally, income associated with realty taxes fees increased during fiscal year 2001 primarily as a result of higher production volumes. Other income of $5.7 million for the fiscal year ended September 30, 2000 was relatively flat compared to $5.8 million for the fiscal year ended September 30, 1999.

Salaries and Employee Benefits

Salaries and employee benefits expense was $139.0 million for the fiscal year ended September 30, 2001 compared to $112.6 million for the fiscal year ended September 30, 2000. Salary expenses were $132.7 million for the fiscal year ended September 30, 1999. The average number of full-time equivalent employees increased to 2,797 for the fiscal year ended September 30, 2001 from 2,340 for the fiscal year ended September 30, 2000 and from 2,611 for the fiscal year ended September 1999. The increase is attributable to higher prepayment activity, higher production volumes resulting in higher commissions, incentives and an increase in temporary and overtime staff.

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the fiscal year ended September 30, 2001 was $43.8 million compared to $32.0 and $28.3 million for the fiscal years ended September 30, 2000 and 1999, respectively. The increases in fiscal year 2001 were primarily attributable to the additional leased space and technology related assets used in support of growth in the mortgage servicing portfolio.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $32.3 million for the fiscal year ended September 30, 2001, compared to $33.3 million for the fiscal year ended September 30, 2000. The decrease was mainly attributable to a decline in per unit serving losses resulting from a shift in the geographic mix and composition of the servicing portfolio for the fiscal year 2001. For fiscal year ended September 30, 2000, servicing losses on investor-owed loans and foreclosure-related expenses resulted in 5% increase from the $31.7 million in fiscal year ended September 30, 1999.

Included in the balance of accounts payable and accrued liabilities is a reserve for estimated servicing losses on investor-owned loans of $13.3 million at September 30, 2001 and $16.7 million at September 30, 2000, and 1999. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                            September 30,   September 30,   September 30,
                                                2001            2000            1999
                                            -------------   -------------   -------------
Servicing Portfolio Delinquencies,
excluding bankruptcies (at end of period)
          30 days                              3.40%            2.81%         3.33%
          60 days                              0.70%            0.62%         0.64%
          90+ days                             0.41%            0.55%         0.53%
                                               ----            -----          ----
               Total past due                  4.51%            3.98%         4.50%
                                               ====            =====          ====
          Foreclosures pending                 0.72%            0.45%         0.61%
                                               ====            =====          ====
Weighted average portfolio age in months       48.8             47.9          44.1

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $69.2 million for the fiscal year ended September 30, 2001, compared to $52.5 million for the fiscal year ended September 30, 2000, a 32% increase. Higher production volumes, servicing portfolio growth and an increase in prepayment activity primarily drove the increase in other expenses. Other expenses decreased $8.4 million in fiscal year 2000 compared to the $60.9 million for fiscal year ended September 30, 1999, due to lower consulting, advertising, litigation and insurance expenses associated with a decrease in production volumes in fiscal year 2000.

Impairment of goodwill and other intangible assets

In September 2001, management of the Company determined that the carrying value of goodwill and other intangible assets exceeded its recoverable amount, based on an estimated market sale value of the Company. As a result, the Company recorded an impairment charge of $579.8 million to write-off the goodwill and $10.2 million to write-off other intangible assets.

Income Tax (Benefit) Expense

The Company's income tax (benefit) expense was ($267.1) million for the fiscal year ended September 30, 2001, $38.3 million for the fiscal year ended September 30, 2000, and $59.2 million for the fiscal year ended September 30, 1999. The effective income tax rates for the fiscal years ended September 30, 2001, 2000 and 1999 were approximately 12%, 44%, and 49%, respectively. The decrease in the effective tax rate for fiscal year 2001 was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights. The decrease in income tax expense in fiscal year 2000 was primarily attributable to the decrease in income before income taxes, as well as the decreases in the effective income tax rate primarily resulting from a change in the geographic mix of the portfolio into states with lower tax rates and a decrease in production volume in states with higher tax rates.

Risk Management Activities

Mortgage banking entities face a broad range of risk that must be proactively managed to achieve success in the industry. The Company utilizes the enterprise-wide risk management structure that is comprised of a common policy framework and a set of controls that are utilized to achieve standardization of risks. Each business function is responsible for using standardized risk assessment templates along with best practices methodology for the identification and quantification of the particular risk it is exposed to and for the implementation of appropriate policies and procedures.

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

As more fully discussed in the notes to the financial statements, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities", effective October 1, 2000. Accordingly, for the year ended September 30, 2001, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivative instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in Note 3 to the Consolidated Financial Statements.

Market Environment

During the last fiscal year, the US market has experienced unprecedented volatility in the interest rate environment. In response to the slowing US economy, the Federal Reserve has lowered interest rates on several occasions resulting in a decline in short-term interest rates of 369 basis points.

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

Continued uncertainties surrounding future monetary policy and the state of the US economy have resulted in significant volatility in interest rate spreads between short and long term rates, placing considerable pressure on the Company's hedge performance. As more fully discussed in note 3 of the Consolidated Financial Statements, HomeSide utilizes a combination of derivative instruments to create a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk. The volatile interest rate environment discussed above has negatively impacted the effectiveness of these derivative instruments.

Following is a summary of risk management activities and results for the fiscal year ended September 30, 2001:

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

In the aggregate, the Company's strategy involves the use of a combination of mortgage forward delivery commitments and mortgage options to maintain appropriate risk management coverage related to IRLCs. The Company utilizes mortgage forward delivery contracts to hedge a baseline portion of the Company's pipeline composed of interest rate lock commitments that management believes are probable of closing. Additionally, the Company utilizes options on mortgage securities and certain other products to hedge an element of the pipeline which is considered more uncertain of closing, and for which pull-through rates are likely to be volatile. During the year ended September 30, 2001, a net gain of approximately $6.4 million attributable to pipeline hedging results was recognized to earnings. Pursuant to the requirements of SFAS 133 (which are discussed in note 3 to the Company's consolidated financial statements) interest rate lock commitments and related risk management derivative instruments are accounted for as non-designated derivatives with changes in their values recorded to current earnings.

Interest rate lock commitments that are ultimately funded (closed) are classified as loans held for sale and are included in the Company's mortgage inventory. Closed loans in the mortgage inventory are also subject to interest rate and pricing risk. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. Pursuant to the terms of SFAS 133, the Company accounts for the forward delivery contracts as cash flow hedges of forecasted loan sales. The forward contracts achieve effective offset against the changes in the value of the loans in that the forward contracts effectively fix the future loan delivery price. At September 30, 2001, losses on forward delivery contracts of $13.3 million were included in other comprehensive income
(OCI). Pursuant to the requirements of SFAS 133, the unrealized gains in OCI will be recognized to earnings on the loan settlement dates, as the forecasted loan sales are consummated over the next 90 days.

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

The value of mortgage servicing rights is extremely sensitive to changes in interest rates since interest rates are the primary driver of actual and projected prepayment rates. As interest rates decline, prepayment rates increase as a result of actual and expected refinancing activities of borrowers. As a result, the value of mortgage servicing rights decreases in value as interest rates decline and, generally, at accelerating rates depending in large measure on the note rates of the underlying loans in relation to market interest rates. The value of the Company's mortgage servicing rights is based on the present value of expected cash flows received over the life of the loan using vendor models which incorporate prepayment estimates to forecast estimated future servicing revenues, servicing costs, ancillary revenues, escrow earnings, credit losses and other expenses. Prior to the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on the application of a forward interest rate bias. In considering the National's intent to pursue a sale of HomeSide and the lack of liquidity in the market, as well as other increasing uncertainties relating to the interest rate environment, during the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on a static method.

The Company's risk management program involves the use of a portfolio of risk management derivative instruments, which increase in value as interest rates decline. More specifically, management uses a combination of derivative instruments designed to offset changes in the value of the mortgage servicing rights in different interest rate scenarios. The Company also attempts to manage basis risk, term sector risk, and liquidity risk by diversifying its portfolio with an array of derivative instruments that are approved for use by the Company's ALCO. Accordingly, the hedge portfolio is generally comprised of mortgage products, swap products and treasury products that are structured along various points of the yield curve. The Company expects to continue to review and expand its risk management framework.

During the year ended September 30, 2001, the Federal Reserve Board cut short-term rates 369 bps, which resulted in unprecedented refinancing activity. As a result, the Company recorded a valuation provision of $2.56 billion related to an impairment valuation of mortgage servicing rights for the fiscal year ended September 30, 2001.

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, yielded a significantly different asset profile. The correction of the incorrect interest rate assumption caused the Company to determine that the inception documentation required to apply hedge accounting pursuant to Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. As a result, the Company recognized a net gain of $872.9 million to current earnings related to the change in fair value of these derivatives for the fiscal year ended September 30, 2001.

For additional information regarding the risk management of mortgage servicing rights, refer to Notes 3 and 14 to the Consolidated Financial Statements.

Risk Management of Corporate Funding

As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's commercial paper program and its short-term facility with the National. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the year ended September 30, 2001, the Company was party to $650 million in interest rate swaps which were effective in converting $650 million of medium-term notes to LIBOR-based funding. As discussed in Note 3 to the Consolidated Financial Statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.

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

Operations

Net cash provided by operations was $741.3 million for fiscal year ended September 30, 2001, $513.4 million for fiscal year ended September 30, 2000, and $1,444.6 million for the fiscal year ended September 30, 1999. The primary uses of cash in operations were to fund loan origination and pay corporate expenses. Cash provided from servicing fee income, loan sales and principal repayments offset these uses of cash. Cash flows from loan origination are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales. Increases in long term rates generally result in lower loan refinancing activity, which results in lower cash demands to meet production levels.

Investing

Net cash used in investing activities was $863.3 million, $1,461.6 million, and $1,374.1 million for the fiscal years ended September 30, 2001, 2000, and 1999, respectively. For the fiscal years ended September 30, 2001, 2000 and 1999, cash was used for the purchase and origination of mortgage servicing rights and the purchases of premises and equipment. In fiscal years ended September 30, 2000 and 1999, cash was also used for the purchase of risk management contracts. In fiscal year ended September 30, 2001, uses of cash were partially offset by cash provided by early pool buyout reimbursements and proceeds from risk management contracts. In fiscal years ended September 30, 2000 and 1999, uses of cash were partially offset by cash provided by early pool buyout programs.

Financing

Net cash provided by financing activities was $714.5 million, $856.1 million and $97.3 million for the fiscal years ended September 30, 2001, 2000, 1999, respectively. The primary source of cash from financing activities during the fiscal year ended September 30, 2001 was from additional issuances of common stock. The primary source of cash from financing activities during the fiscal year ended September 30, 2000 was from the issuance of medium-term notes, issuance of commercial paper, and net borrowings from HomeSide's line of credit. The primary use of cash in financing activities during the fiscal year ended September 30, 2001 was for repayment of commercial paper borrowings. Cash used in financing activities during the fiscal year ended September 30, 2000 was for the re-payment of medium-term and short-term notes and dividends paid to the Parent. The primary source of cash from financing activities during the fiscal year ended September 30, 1999 was from the issuance of commercial paper and short-term notes. Cash used in financing activities during the fiscal year ended September 30, 1999 was for the re-payment of borrowings from HomeSide's line of credit and dividends to the Parent.

Following the closing of the Asset Sale and Liability Assumption Agreement with WaMu, the Company expects that to the extent cash generated from the closing proceeds and the retained assets is inadequate to meet its liquidity needs, those needs can be met through external facilities and inter-company borrowings with the National.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk affecting HomeSide. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. From a corporate perspective, the economics of the Company's production and servicing lines-of-business can be leveraged, in part, to mitigate the Company's exposure to interest rate risk. In addition and as part of its risk management programs, the Company purchases financial instruments and enters into financial agreements in the normal course of business to manage its exposure to interest rate risk. The Company uses financial instruments for the purpose of managing interest rate risks to protect the value of its mortgage loans held for sale and mortgage commitment pipeline. Additionally, risk management instruments are used by HomeSide to manage interest rate risk associated with the value of its mortgage servicing rights which have characteristics such that they tend to decrease in value as interest rates decline and increase in value as interest rates rise. Interest rate swaps are also used to effectively convert fixed-rate funding sources to floating rate. The Company has no market risk sensitive instruments held for trading purposes.

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

The sensitivity analyses described above were applied to the Company's rate-sensitive assets, liabilities, commitments and the Company's financial instruments at September 30, 2001. At that time, the sensitivity analyses reflect that a sudden and sustained 50 basis point increase in rates would result in a negative variance to net income, exclusive of changes in the value of the mortgage servicing rights asset and associated derivative instruments, of approximately $12.0 million over a simulated 12-month period. Additionally, a sudden 50 basis point increase in interest rates would result in an approximate increase in earnings of $96.0 million relative to the net change in value of the mortgage servicing rights asset and associated derivative instruments. A sudden and sustained 50 basis point decrease in rates would result in a positive variance to net income of approximately $7.0 million over a simulated 12-month period, exclusive of changes to the value of the mortgage servicing rights asset and associated derivative instruments. A sudden 50 basis point decrease in interest rates would result in an approximate increase in earnings of $54.0 million relative to the net change in value of the mortgage servicing rights asset and associated derivative instruments. The analysis for the mortgage servicing rights asset and associated derivative instruments is a point in time estimate derived using characteristics of the servicing portfolio and the hedge profile as of September 30, 2001. Had this analysis been performed at a different point in time, results may have varied significantly. This analysis also assumes the Company is able to demonstrate hedge effectiveness and qualify for hedge accounting treatment pursuant to the provisions of SFAS 133. The results of these analyses did not reflect impairment of rate-sensitive assets. The sensitivity analyses are based on planned product volumes and margins and a number of assumptions, which are regularly updated to reflect the Company's latest views on the business and interest rate environments.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -"Risk Management Activities",
Note 13, "Disclosures About Fair Value of Financial Instruments" and Note 14, "Risk Management and Financial Instruments" in the Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors
HomeSide International, Inc.

We have audited the accompanying consolidated balance sheets of HomeSide International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholder's equity, and cash flows for each of the years in the three year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeSide International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", effective October 1, 2000 and Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective March 31, 2001.

KPMG LLP
Jacksonville, Florida
November 2, 2001

                  HOMESIDE INTERNATIONAL, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                   September 30,   September 30,
                                                                                        2001          2000
                                                                                   ------------    ------------
ASSETS
Cash and cash equivalents                                                           $   703,439      $  110,737
Mortgage loans held for sale, net                                                     1,845,766       1,441,216
Mortgage servicing rights, net                                                        2,615,225       4,464,312
Risk management instruments at fair value, net                                          437,758              --
Early pool buyout advances                                                               55,595         141,255
Accounts receivable, net                                                                488,918         324,028
Premises and equipment, net                                                              81,811          80,052
Goodwill, net                                                                                --         612,018
Other assets                                                                             49,933          93,415
                                                                                    -----------      ----------
Total Assets                                                                        $ 6,278,445      $7,267,033
                                                                                    ===========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                                            $ 1,020,255      $  587,275
Notes Payable                                                                         2,148,000       3,235,400
Long-term debt                                                                        1,821,551       1,899,772
Deferred income taxes, net                                                                8,350         271,369
                                                                                    -----------      ----------

Total Liabilities                                                                   $ 4,998,156      $5,993,816
                                                                                    -----------      ----------

Commitments and Contingencies

Stockholder's Equity:
Common stock:
Class A Common stock, $.01 par value; 100 shares authorized and 1.724 shares and
1 share issued and outstanding at September 30, 2001 and 2000                       $        --      $       --
Class C non-voting common stock, $1.00 par value, 195,000 shares
authorized; 0 shares issued and outstanding                                                  --              --
Additional paid-in capital                                                            3,199,302       1,231,302
(Accumulated deficit) Retained earnings                                              (1,902,687)         41,915
Accumulated other comprehensive loss                                                    (16,326)             --
                                                                                    -----------      ----------
Total Stockholder's Equity                                                            1,280,289       1,273,217
                                                                                    -----------      ----------
Total Liabilities and Stockholder's Equity                                          $ 6,278,445      $7,267,033
                                                                                    ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                             For the Fiscal       For the Fiscal        For the Fiscal
                                                               Year Ended            Year Ended           Year Ended
                                                           September 30, 2001    September 30, 2000    September 30, 1999
                                                           ------------------    ------------------    ------------------
REVENUES:
Mortgage servicing fees                                     $   876,446             $ 732,164             $ 609,522
Amortization of mortgage servicing rights                      (623,269)             (405,728)             (409,929)
Valuation provision of mortgage servicing rights             (2,556,450)                   --                    --
Risk management of mortgage servicing rights                    872,873                    --                    --
                                                            -----------             ---------             ---------
    Net servicing (expense) revenue                          (1,430,400)              326,436               199,593

Interest income                                                 122,928               121,951               181,173
Interest expense                                               (164,647)             (168,651)             (132,161)
                                                            -----------             ---------             ---------
    Net interest (expense) revenue                              (41,719)              (46,700)               49,012

Net mortgage origination revenue                                197,534                68,475               155,937
Other income                                                     16,207                 5,683                 5,844
                                                            -----------             ---------             ---------
    Total (Expenses) Revenues                                (1,258,378)              353,894               410,386

EXPENSES:
Salaries and employee benefits                                  139,022               112,634               132,716
Occupancy and equipment                                          43,764                31,980                28,319
Servicing losses on investor-owned loans
and foreclosure-related expenses                                 32,348                33,301                31,749
Impairment of goodwill and other intangible assets              590,005                    --                    --
Goodwill amortization                                            32,080                35,896                35,817
Other expenses                                                   69,166                52,502                60,939
                                                            -----------             ---------             ---------
    Total Expenses                                              906,385               266,313               289,540

(Loss) income before income taxes, extraordinary item
and cumulative effect of a change in accounting
principle                                                    (2,164,763)               87,581               120,846
Income tax (benefit) expense                                   (267,121)               38,269                59,181
                                                            -----------             ---------             ---------

(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle                   (1,897,642)               49,312                61,665

Extraordinary item -  gain on early extinguishment of
debt, net of income tax expense of $567                             987                    --                    --
Cumulative effect of a change in accounting for                                            --                    --
derivative instruments and hedging activities, net of
income tax expense of $507                                          883                    --                    --
                                                            -----------             ---------             ---------

Net (loss) income                                            (1,895,772)               49,312                61,665

Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting
      for derivative instruments and hedging activities          (9,133)                   --                    --
      Net gains on current period cash flow                     (17,396)                   --                    --
      Less: reclassification adjustment for losses
      included in net income                                     10,203                    --                    --
                                                            -----------             ---------             ---------
Other comprehensive (loss)                                      (16,326)                   --                    --
                                                            -----------             ---------             ---------

Comprehensive (loss) income                                 $(1,912,098)            $  49,312             $  61,665
                                                            ===========             =========             =========

   The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)

                                     Total        Common Stock        Additional                      Other
                                   Number of   -------------------     Paid-in     Retained      Comprehensive
                                    Shares     Class A    Class C      Capital     Earnings         Income          Total
                                 ---------------------------------------------------------------------------------------------
Balance, September 30, 1998                1       $--        $--     $1,227,846   $    35,106     $     --      $ 1,262,952
Net income                                                                              61,665                        61,665
Dividends declared and paid to
Parent                                                                                 (54,531)                      (54,531)
Additional paid-in capital
associated
with acquisition by the National                                           3,456                                       3,456
                                 ---------------------------------------------------------------------------------------------
Balance, September 30, 1999                1        --         --      1,231,302        42,240           --        1,273,542

Net income                                                                              49,312                        49,312
Dividends declared and paid to
Parent                                                                                 (49,637)                      (49,637)
                                 ---------------------------------------------------------------------------------------------
Balance, September 30, 2000                1        --         --      1,231,302        41,915           --        1,273,217

Net loss                                                                            (1,895,772)                   (1,895,772)
Other comprehensive loss                                                                            (16,326)         (16,326)
Dividends declared and paid to
Parent                                                                                 (48,830)                      (48,830)
Additional paid-in capital
associated with capital
infusions by the National               .724                           1,968,000                                   1,968,000
                                 ---------------------------------------------------------------------------------------------
Balance, September 30, 2001            1.724        --         --     $3,199,302   $(1,902,687)    $(16,326)     $ 1,280,289
                                 =============================================================================================

   The accompanying notes are an integral part of these financial statements.

                  HOMESIDE INTERNATIONAL, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                 For the Fiscal       For the Fiscal      For the Fiscal
                                                                   Year Ended           Year Ended          Year Ended
                                                               September 30, 2001   September 30, 2000  September 30, 1999
                                                               ------------------   ------------------  -------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income                                               $(1,895,772)            $    49,312        $    61,665
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Amortization of mortgage servicing rights                           623,269                 405,728            409,929
Depreciation and amortization                                        50,593                  45,994             40,444
Cumulative effect of a change in accounting for
derivative instruments and hedging activities, net                     (883)                     --                 --
Change in fair value of net hedged assets                            (4,504)                     --                 --
Risk management of mortgage servicing rights                       (872,873)                     --                 --
Valuation provision of mortgage servicing rights                  2,556,450                      --                 --
Servicing losses on investor-owned loans                              4,427                   8,721              5,523
Change in deferred income tax liability                            (271,054)                 38,269             59,181
Origination, purchase and sale of loans held for sale, net of
repayments                                                         (376,378)               (148,654)           756,427
Change in accounts receivable                                      (173,985)                (78,306)             5,473
Impairment of goodwill and other intangible assets                  590,005                      --                 --
Change in other assets and accounts payable and accrued
liabilities                                                         511,963                 192,311            105,968
                                                                -----------             -----------        -----------
    Net cash provided by operating activities                       741,258                 513,375          1,444,610

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment                                  (22,814)                (24,594)           (30,561)
Acquisition of mortgage servicing rights                         (1,330,632)             (1,120,824)        (1,221,594)
Net proceeds from (purchases of) from risk management
contracts                                                           404,644                (510,013)          (546,421)
Early pool buyout reimbursements, net                                85,462                 193,798            424,520
                                                                -----------             -----------        -----------
    Net cash used in investing activities                          (863,340)             (1,461,633)        (1,374,056)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings from (repayments to) banks                            12,600                 229,999         (1,240,498)
Issuance of commercial paper, net of repayments                  (1,100,000)                336,097          1,163,903
Issuance of medium term notes                                       250,000                 885,000                 --
Repayment of medium term notes                                     (225,000)                     --                 --
Issuance of notes payable                                           446,000                      --            230,000
Repayment of notes payable                                         (446,000)               (230,000)                --
Payment of debt issue costs                                          (2,791)                 (5,024)              (708)
Repayment of long-term debt                                        (139,195)               (310,299)              (869)
Issuance of common stock                                          1,968,000                      --                 --
Dividends paid to the National                                      (48,830)                (49,637)           (54,531)
                                                                -----------             -----------        -----------
    Net cash provided by financing activities                       714,784                 856,136             97,297

Net increase (decrease) in cash and cash equivalents                592,702                 (92,122)           167,851
Cash and cash equivalents at beginning of period                    110,737                 202,859             35,008
                                                                -----------             -----------        -----------

Cash and cash equivalents at end of period                      $   703,439             $   110,737        $   202,859
                                                                ===========             ===========        ===========

Supplemental disclosure of cash flow information:
Interest paid                                                       181,252                 142,842            128,914
Income taxes paid                                                        43                     348             18,847
Income taxes refunded                                                    18                  12,673              4,192
Impact of cash flow hedges on other comprehensive income, net        16,326                      --                 --

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

The Company was formerly known as HomeSide, Inc. ("HomeSide, Inc. Predecessor"). As discussed in Note 2, on February 10, 1998, National Australia Bank Limited. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. Predecessor and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. Predecessor commenced operations by acquiring BankBoston Mortgage Corporation, the mortgage banking subsidiary of the former BankBoston, N.A. on March 16, 1996. HomeSide, Inc. Predecessor subsequently purchased the mortgage banking operations of Barnett Banks, Inc. The accompanying consolidated financial statements of HomeSide include the accounts of HomeSide and its subsidiaries, after elimination of all material intercompany balances and transactions.

On September 4, 2001, the National announced its intention to pursue the sale of the Company.

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

On February 10, 1998, National Australia Bank Limited. (the "National") acquired all outstanding shares of the common stock of HomeSide. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill. Goodwill from this transaction was reduced by $15.7 million in September 2000 (See Note 3). Following the transaction described above, the National now owns 100% of the Company's common stock and the Company has become an indirect wholly-owned subsidiary of the National. HomeSide also adopted a fiscal year end of September 30 to conform to the fiscal year of the National. During the fiscal year ended September 30, 2001, the Company issued .724 additional shares to the National for a total purchase price of $1.968 billion.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements and notes thereto in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amount of contingent liabilities. On an ongoing basis, management reviews its estimates, including those related to risk management, litigation, contracts, credit losses, and mortgage servicing rights. Although the Company has internal control systems in place to ensure that estimates can be reliably measured, actual results may differ from those estimates. It is not anticipated that such differences would be material.

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

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum.

Cash

Cash and cash equivalents include cash and due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights and interest rate swaps for debt instruments are maintained with brokers in accordance with the requirements of International Swap Deal Agreements. Margin deposits with counterparties amounted to approximately $506.7 million at September 30, 2001 and $84.0 million at September 30, 2000. The Company also maintains margin deposits on behalf of counterparties of $662.3 million and $0 at September 30, 2001 and 2000, respectively. Such amounts are included in accounts payable and accrued liabilities.

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

The early pool buyout advances consist of $36.0 million in delinquent government loans that have been purchased from pools and $19.6 million representing a conditional option to repurchase certain eligible loans from investor pools. When certain conditions are met, the Company has the unilateral right to repurchase certain loans from investor pools which are subject to the removal of account provisions on defaulted loans required by Financial Accounting Standards No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). A corresponding $19.6 million liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

Goodwill and Other Intangible Assets

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

In September 2001, management of the Company determined that the carrying value of goodwill exceeded its recoverable amount, based on an estimated market sale value of the Company. As a result, the Company recorded an impairment charge of $579.8 million to write-off the goodwill asset. At the same time, $10.2 million of other intangible assets were written-off.

An analysis of goodwill, net is as follows (in thousands):

                                        September 30, 2001   September 30, 2000
                                        ------------------   ------------------
Beginning balance                           $ 612,018            $ 663,729
Amortization *                                (32,212)             (36,039)
Goodwill adjustment                                --              (15,672)
Impairment of goodwill                       (579,806)                  --
                                        ---------------------------------------
Ending balance                              $      --            $ 612,018
                                        =======================================

* For fiscal year 2001, goodwill amortization included amortization of $32.1 million from the acquisition of HomeSide by the National and $0.1 million from the acquisition of Loan America. For fiscal year 2000, goodwill amortization included amortization of $35.9 million from the acquisition of HomeSide by the National and $0.1 million from the acquisition of Loan America.

Mortgage servicing fees

Mortgage servicing fees represent servicing and other fees earned for servicing mortgage loans owned by investors, net of guaranty fees. Servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are recognized as income over the period of service.

Related custodial deposits are segregated in trust accounts, principally held with depository institutions, and are not included in the accompanying financial statements.

Interest income

Interest income is accrued on the mortgage loans held for sale and early pool buyout balances.

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

A reserve for estimated servicing losses on investor-owned loans is available for potential losses related to the mortgage servicing portfolio and is included in accounts payable and accrued liabilities (see Note 8).

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

Risk Management and Accounting for Derivative Instruments and Hedging Activities

The Company has developed risk management programs and processes designed to manage market risk associated with the Company's business activities. Market risk recognizes the potential change in the value of assets, liabilities and other financial commitments as a result of changes in asset prices along with changes in actual and projected interest rates. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. It is the Company's policy to mitigate and hedge market risk through its risk management programs. As such, the Company utilizes a number of derivative instruments to manage these risks.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS
133), as amended. Accordingly, all derivative instruments used to hedge market risk associated with the Company's business activities are recognized at fair value on the balance sheet and either designated as fair value hedges, cash flow hedges or are non-designated pursuant to the Company's risk management policies. If certain conditions are met, the Company may apply "hedge accounting" treatment which permits offsetting changes in the fair value of the derivative instruments with changes in the corresponding hedged item to the extent that the changes in the value of the derivative instruments are highly effective in relation to changes in the exposure related to the hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income ("OCI"), until such time that earnings are affected by the cash flows of the underlying hedged item.

Risk Management of the Mortgage Pipeline

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

The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal  profit  margin  associated  with the future loan sale  transaction.  The future loan execution involves the sale of the loan and, typically, the retention of the servicing rights. IRLCs have value characteristics that are somewhat analogous to certain option contracts in that the commitments tend to:
(i) decrease in value at an accelerating rate as interest rates increase and the probability of the borrower's loan closing increases, and (ii) increase in value at a decelerating rate as interest rates decline and the probability of the borrower's loan closing decreases. The Company manages the interest rate and pricing risks associated with its IRLCs by using mortgage forward delivery contracts, options on mortgage-backed securities and certain treasury instruments. The Company's risk management program employs the use of financial modeling to maintain a high degree of economic correlation between the changes in values of the IRLCs and the related non-designated derivatives. However, due to imprecision in projecting the timing and rate of loan closings (which are influenced by borrower behavior), some level of economic ineffectiveness can be expected.

Gains/(losses) on interest rate lock commitments represent the change in value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at September 30, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans.

Risk Management of Mortgage Inventory

The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review, collateral document preparation and other pooling requirements necessary to consummate the sale and/or securitization. Based on the loan status, as well as historical delivery patterns and investor settlement dates, the Company is able to forecast the amount and timing of loan sales. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the forecasted loan sales as well as its risk management objective and strategy for undertaking the hedge transactions. The dollar amount of the forward delivery contracts along with the underlying rate and terms of the contracts are equivalent to the forecasted loan sales that are probable of occurring. Hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and pricing risk to the Company.

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

The risk management instruments used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in the value of these hedge instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights. HomeSide utilizes a number of risk management derivative instruments to manage the interest rate risk associated with its mortgage servicing rights. Such instruments include interest rate swaps, swaptions and caps and options and futures on exchange traded Treasury and Eurodollar contracts. Given the unique value determinants of mortgage servicing rights, management uses a combination of derivative instruments to construct a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

During the year ended September 30, 2001, the Federal Reserve Board cut short-term rates 369 bps, which resulted in unprecedented refinancing activity. As a result, the Company recorded a valuation provision of $2.56 billion related to an impairment valuation of mortgage servicing rights for the fiscal year ended September 30, 2001.

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, yielded a significantly different asset profile. The correction of the incorrect interest rate assumption caused the Company to determine that the inception documentation required to apply hedge accounting pursuant to Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. As a result, the Company recognized a net gain of $872.9 million to current earnings related to the change in fair value of these derivatives for the fiscal year ended September 30, 2001.

Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the fiscal year ended September 30, 2001, the Company had $650 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $650.0 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not pre-payable and the essential terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the fiscal year ended September 30, 2001, the value of the interest rate swap contracts increased by $40.1 million and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $39.9 million at September 30, 2001.

Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of the hedge item, or if a forecasted transaction is no longer probable of occurring. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the re-balancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded to earnings. However, in the case of a fair value hedge that is discontinued, the carrying amount of the previously hedged asset or liability may not be adjusted for changes in their fair value, except in the case where a decline in fair value creates impairment to the Company. In the case of a cash flow hedge of a forecasted transaction that is no longer probable of occurring, gains and losses that were previously accumulated in other comprehensive income are immediately recognized to earnings.

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

Interest Rate Lock Commitments Classified as Derivatives: The fair value of interest rate lock commitments is determined using a vendor provided valuation model, which references market quotes of the underlying mortgages. The valuation model also considers a number of other key value determinants including the remaining commitment period, the rate of the commitment in relation to current market rates, interest rate volatility and the probability of the loan closing. The probability of the loan closing is estimated based on historical pull-through rates which are stored in matrix detail within the model database by product type for an established set of interest rate shock scenarios. The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal profit margin associated with the future loan sale transactions.

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net gains/(losses) on these derivatives of $(0.2) million for the fiscal year ended September 30, 2001, were recorded to income and included as a component of other income in the accompanying consolidated statements of income and comprehensive income.

Statement of cash flows

For purposes of reporting on the statement of cash flows, cash and cash equivalents include cash and due from banks, margin deposits held with counterparties and interest-bearing deposits with an original maturity of three months or less.

New accounting standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which supercedes APB No.16 "Business Combinations" and SFAS 38, "Accounting for

Reacquisition Contingencies of Purchased Enterprises". SFAS 141 changes the existing accounting treatment for business combinations to allow only the purchase method. The statement applies to all business combinations initiated after June 30, 2001. Management does not expect the adoption of this statement to have a material impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, Intangible Assets. This statement addresses how intangible assets should be accounted for in financial statements upon their acquisition and also how they should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets reported in its financial statements Management does not expect the requirements of this standard to have a significant impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. That Statement applies to all entities and covers legal obligations (arising from laws, statutes, contracts, etc.) that an entity must satisfy when disposing of tangible, long-lived assets. SFAS 143 doesn't apply to a lessee's obligations that are considered minimum lease payments or contingent rentals. In addition, obligations that arise solely from a plan to dispose of a long-lived asset in accordance with SFAS 121" Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", aren't covered by the provisions of SFAS 143. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this statement to have a material impact on the financial statements.

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

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for the disposal of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules also supersede the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and required future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the requirements of this standard and has not yet determined the impact on the financial statements.

4.   ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance with Cendant Mortgage Corporation

On June 15, 1999, HomeSide announced that it had formed a strategic alliance with Cendant Mortgage Corporation. Cendant Mortgage had agreed to sell the servicing rights of up to $7.0 billion in mortgage loans annually to HomeSide over a five-year period. On March 31, 2000, HomeSide and Cendant Mortgage entered into a replacement agreement, whereby Cendant Mortgage agreed to sell the servicing rights of up to $9.0 billion in mortgage loans annually but, no less than an amount based on their quarterly flow volume. The replacement agreement expires March 31, 2004.

For the year ended September 30, 2001, HomeSide has purchased the rights to service $1.6 billion of Cendant Mortgage's portfolio, representing approximately 10,202 loans. On September 19, 2001, the Strategic Alliance with Cendant Mortgage Corporation was terminated.

Strategic Alliance with Banc One

On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loan production to HomeSide over five years on a whole loan basis. The total purchase consideration for the mortgage servicing assets was $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of $16.6 billion. The transaction closed on June 5, 1998 and was accounted for as a purchase. The remaining unamortized aggregate purchase price over the fair value of net assets acquired was written-off during the year ended September 30, 2001 (see Note 3).

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

As of September 30, 2001, the combined unpaid principal balance of loans serviced by HomeSide from Banc One was $25.3 billion.

Strategic Alliance with People's Bank

On November 23, 1998, HomeSide agreed to purchase or sub-service approximately $5 billion in mortgage servicing from People's Bank, the largest mortgage lender in Connecticut. People's Bank also became a Preferred Partner, committing to sell a significant portion of the residential mortgage loans it originates to HomeSide for five years. As of September 30, 2001, the unpaid principal balance of loans serviced by HomeSide from People's Bank was $5.3 billion.

Acquisition of Loan America's Mortgage Loan Network

On April 6, 1998, HomeSide signed an agreement with NationsBank Corporation ("NationsBank") whereby NationsBank agreed to sell HomeSide a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc. The transaction closed on May 29, 1998. The remaining unamortized aggregate purchase price over the fair value of net assets acquired was written-off during the year ended September 30, 2001 (see Note 3).


5.   MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows (in thousands):

                          September 30, 2001    September 30, 2000
                          ------------------    ------------------

Beginning balance             $ 4,464,312           $3,488,957
Additions                       1,330,632            1,120,824
Net deferred hedge loss                --              260,259
Amortization                     (623,269)            (405,728)
Valuation Provision            (2,556,450)                  --
                          ----------------------------------------
Ending balance                $ 2,615,225           $4,464,312
                          ========================================

Mortgage servicing rights are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value, based on discounted anticipated future net cash flows. Prior to the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on the application of a forward interest rate bias. In considering the National's intent to pursue a sale of HomeSide and the lack of liquidity in the market, as well as other increasing uncertainties relating to the interest rate environment, during the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on a static method. At September 30, 2001, the estimated fair value of the mortgage servicing rights approximated carrying value. The valuation used the following assumptions: a weighted-average discount rate of 10.16% and a weighted-average prepayment speed of 388.

Activity in the valuation reserve for mortgage servicing rights for the year ending September 30, 2001 is as follows (in thousands):

                    September 30, 2001
                    ------------------

Beginning balance        $       --
Additions                 2,556,450
Recoveries                       --
                         ----------
Ending balance           $2,556,450
                         ==========


6.   EARLY POOL BUYOUT SALES

On November 30, 1998, HomeSide formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $487 million of delinquent mortgage loans were sold to HomeSide Funding during the fiscal year ended September 30, 1999. Subsequently, these loans were securitized and sold to the HomeSide Mortgage Loan Buyout Trust 1998-A (Trust). Approximately $414 million and $112 million of delinquent loans were sold to HomeSide Funding during the fiscal years ended September 30, 2001 and 2000, respectively. These loans were also subsequently sold to the Trust. The total principal amount of loans outstanding in the Trust as of September 30, 2001 approximated $355.7 million. HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $61.5 million and $29.4 million for years ended September 30, 2001 and 2000, respectively. For the fiscal year ended September 30, 2001, fair value was estimated based on the average recovery periods and other economic factors.

HomeSide Lending recognized pretax gains of $4.67 million and $1.32 million from loans securitized and sold during the year ended September 30, 2001 and 2000, respectively. Such amounts are calculated based on the difference between the loan carrying amount and their related fair value at the time of sale to HomeSide Funding.

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during the year were as follows:

                                                            Year Ended
                                                         September 30, 2001
---------------------------------------------------------------------------

Weighted-average recovery period (in months)                   12.10
Weighted-average discount rate (annual rate)                    5.35%
Weighted-average anticipated foreclosure related costs          2.83%

Key economic assumptions used in measuring the fair value of HomeSide's retained interests at September 30, 2001 and the effect on the fair value of those retained interests from adverse changes in those assumptions are as follows:

Dollars in thousands                                  September 30, 2001
------------------------------------------------------------------------

Fair value of retained interests                          $74,806
Weighted-average expected foreclosure related costs          1.73%
Weighted-average discount rate (annual rate)                 2.88%
      Impact of 10% adverse change                        $(1,193)
      Impact of 20% adverse change                        $(2,386)
Weighted-average recovery period (in months)                10.13
      Impact of 10% adverse change                        $  (968)
      Impact of 20% adverse change                        $(2,014)

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in average recovery period could result in changes in discount rates), which might magnify or counteract the sensitivities.

The following table summarizes cash flows between HomeSide and securitization special purpose entity:

                                                      Year Ended
Dollars in thousands                             September 30, 2001
-------------------------------------------------------------------

Proceeds from new securitizations                      $397,133
Other cash flows received on retained interest         $ 25,090

Actual credit losses were $6.21 million, $7.93 million and $1.08 million for years ended September 30, 2001, 2000 and 1999, respectively.

7.   PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):


                                            September 30, 2001   September 30, 2000
                                            ---------------------------------------
Land                                            $  2,701             $  3,451
Buildings and building improvements                6,638                9,969
Furniture and equipment                           46,864               37,475
Software                                          54,367               41,761
Leasehold improvements                            12,711               10,889
                                            ---------------------------------------
                                                 123,281              103,545
Accumulated depreciation and amortization        (41,470)             (23,493)
                                            ---------------------------------------
Ending balance                                  $ 81,811             $ 80,052
                                            =======================================

On October 2, 2000, HomeSide sold its facility located in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value. HomeSide subsequently entered into an operating lease agreement to lease back the property for a term of five years at a rate of $2.6 million per year. The transaction met the qualifications of a sale-leaseback, in accordance with SFAS No. 98 "Accounting for Leases", resulting in immediate recognition of gain in the amount of $4.5 million and a deferred gain of $7.3 million which will be amortized over the life of the lease.

8.   RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                                           For the Fiscal         For the Fiscal
                                                              Year Ended           Year Ended
                                                         September 30, 2001     September 30, 2000
                                                         -----------------------------------------
Beginning balance                                            $16,650                $ 16,650
Provision for servicing losses on investor-owned loans         4,427                   8,721
Charge-offs                                                   (8,813)                (10,038)
Recoveries                                                     1,036                   1,317
                                                         -----------------------------------------
Ending balance                                               $13,300                  16,650
                                                         =========================================

9.   NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                  Weighted Average Interest Rate
                                                                 ---------------------------------
                                             Total Outstanding   At Period End   During the Period
                                             -----------------   ---------------------------------

Commercial Paper                                 $  400,000          3.53%           5.06%
National Australia Bank Unsecured Facility        1,748,000          3.46%           5.22%
                                                 ----------
  Total, September 30, 2001                      $2,148,000          3.47%           5.19%
                                                 ==========


Commercial Paper                                  1,500,000          6.63%           6.16%
National Australia Bank Unsecured Facility        1,735,400          6.70%           6.25%
                                                 ----------
  Total, September 30, 2000                      $3,235,400          6.67%           6.21%
                                                 ==========

HomeSide has an established commercial paper program, which is supported by an independent syndicate of banks under a credit facility. On October 16, 2000, HomeSide entered into a $1.5 billion back-up credit facility. This agreement replaced HomeSide's previous bank credit facility and was scheduled to terminate on October 15, 2001 (see Note 21). Borrowings under the credit facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or (iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's commercial paper program. The outstanding commercial paper reduces available borrowings under the credit facility. At September 30, 2001, there were no amounts outstanding under the credit facility and HomeSide is in compliance with all requirements included in the credit agreement.

On July 31, 2001, HomeSide entered into an agreement for an unsecured revolving credit facility with the National, which agreement replaced a previous unsecured revolving credit facility with the National initially established on June 23, 1998 and thereafter renewed on an annual basis. Under the anew credit facility, HomeSide can borrow up to $2.42 billion through and including January 30, 2002, and up to $1.92 billion from January 31, 2002 through July 30, 2002, subject to limits imposed by regulatory authorities. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For borrowings other than overnight, the interest rate is charged at the corresponding LIBOR rate of the maturity period. This facility is cross-defaulted to the Chase facility.


10.  LONG-TERM DEBT

Long-term debt, including the fair value adjustments resulting from the merger with the National, consists of the following (in thousands):

                        September 30, 2001   September 30, 2000
                        ------------------   ------------------
Medium-term notes           $1,799,945           $1,735,281
11.25% notes                        --              141,959
Mortgage note payable           21,606               22,532
                            ----------           ----------
  Total                     $1,821,551           $1,899,772
                            ==========           ==========

Medium-term notes

As of September 30, 2001, the outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):

      Issue Date     Outstanding Balance   Coupon Rate   Maturity Date
      ----------     -------------------   -----------   -------------
June 30, 1997          $  200,000             6.88%      June 30, 2002
July 31, 1997             200,000             6.75%      August 1, 2004
May 22, 1998              225,000             6.20%      May 15, 2003
June 9, 2000              215,000             7.07% *    June 10, 2002
June 9, 2000              200,000             6.89% *    April 9, 2002
June 9, 2000               85,000             7.07% *    June 10, 2002
August 1, 2000             75,000             6.97% *    August 1, 2002
September 14, 2000         75,000             6.79% *    September 16, 2002
September 14, 2000         60,000             6.94% *    September 15, 2003
September 14, 2000         25,000             7.00%      September 16, 2002
September 15, 2000        100,000             6.79% *    September 16, 2002
September 15, 2000         50,000             6.86% *    September 16, 2002
December 4, 2000          125,000             6.98% *    December 4, 2002
December 4, 2000           75,000             6.98% *    December 4, 2002
December 4, 2000           50,000             6.87% *    December 4, 2002
                       ----------
  Total                $1,760,000
                       ==========

* Represents initial interest rate for floating rate note

As of September 30, 2001, the outstanding, fixed rate medium-term notes of $650.0 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the year ended September 30, 2001, the value of the interest rate swap contracts increased by $40.1 million and offset the changes in the fair value of the medium-term notes due to hedged risk. The fair value of the interest rate swap contracts designated as fair value hedges of medium-term notes was $39.9 million at September 30, 2001. (See note 14.) The weighted average borrowing rates on medium-term borrowings issued for the years ended September 30, 2001 and September 30, 2000, including the effect of the interest rate swap agreements, were 5.69% and 6.60%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisition of the servicing rights.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at September 30, 2001, including the fair value adjustments resulting from the merger with the National, was $21.6 million.

11.25 % Notes

On September 30, 2000, the Company had $130 million outstanding on a previous issue of 11.25% notes (the "Notes") with a maturity date of May 15, 2003. The Notes were redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. On May 16, 2001 the Company redeemed the 11.25% notes at the redemption price set forth in the Notes. The Company recognized a $1.0 million after tax gain on the early extinguishment of the debt, which is disclosed as an extraordinary item in the accompanying consolidated statements of income and comprehensive income.

Principal payments due on long-term debt

Principal payments due on long-term debt at September 30, 2001 are as follows (in thousands):

Fiscal Year
-----------
2002                                                      $1,025,363
2003                                                         535,398
2004                                                         200,437
2005                                                             481
2006                                                             528
Thereafter                                                    10,100
Unamortized purchase accounting premium                        9,299
Fair value of designated hedges of medium-term notes          39,945
                                                          ----------
  Total                                                   $1,821,551
                                                          ==========

11.  INCOME TAXES

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.

The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

Components of the provision for income taxes were as follows (in thousands):

                    For the Fiscal          For the Fiscal           For the Fiscal
                      Year Ended              Year Ended              Year Ended
                  September 30, 2001      September 30, 2000      September 30, 1999
                  ------------------------------------------------------------------
Current:
     Federal         $   4,500               $    --                  $    --
     State                  --                    --                       --
                  ------------------------------------------------------------------
                         4,500                    --                       --

Deferred
     Federal          (260,074)               42,359                   52,775
     State             (10,980)               (4,090)                   6,406
                  ------------------------------------------------------------------
                      (271,054)               38,269                   59,181
                  ------------------------------------------------------------------
Total                $(266,554)              $38,269                  $59,181
                  ==================================================================

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                        For The Fiscal          For The Fiscal         For The Fiscal
                                          Year Ended              Year Ended             Year Ended
                                      September 30, 2001      September 30, 2000     September 30, 1999
                                     ------------------------------------------------------------------

Statutory federal income tax rate          (35.0%)                   35.0%                35.0%
State income and franchise taxes,
       net of federal tax effect            (1.5%)                    1.5%                 3.0%
Goodwill                                     9.9%                    12.7%                11.0%
Valuation Allowance                         14.1%                      --                   --
Reduction in state accrual rate               --                     (5.5%)                 --
Other                                        0.2%                      --                   --
                                     ------------------------------------------------------------------
      Effective income tax rate            (12.3%)                   43.7%                49.0%
                                     ==================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                       September 30, 2001   September 30, 2000
                                                       ---------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                      $  209,731            $ 244,019
   Alternative minimum tax credit carryforward               10,995                4,001
   Goodwill write-off                                         4,647                   --
   Valuation provision for mortgage servicing rights        933,104                   --
   Purchase Accounting Adjustment                            30,207               35,928
   Other assets                                                 736               22,272
                                                       ---------------------------------------
Total gross deferred tax assets before valuation
allowance                                                $1,189,420            $ 306,220
   Valuation Allowance                                     (305,400)                  --
                                                       ---------------------------------------
Net deferred tax assets                                  $  884,020            $ 306,220
                                                       ---------------------------------------

Deferred tax liabilities:
   Loss reserves                                         $   (2,002)           $  (8,123)
   Mortgage servicing fees                                 (561,164)            (434,727)
   Hedge activities                                        (298,871)            (102,589)
   Other liabilities                                        (30,333)             (32,150)
                                                       ---------------------------------------
   Total deferred tax liabilities                          (892,370)            (577,589)
                                                       ---------------------------------------

Net deferred tax asset/(liability)                       $   (8,350)           $(271,369)
                                                       =======================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Accordingly, a valuation allowance of $305,400 has been established for the year ended September 30, 2001. The Company has consolidated tax net operating loss carryforwards at September 30, 2001. These carryforwards expire in the years 2012 to 2020.


12.  LEASE COMMITMENTS

HomeSide leases office facilities and equipment under non-cancelable leases that include renewal options and escalation clauses, which extend into 2010. Rental expense for leases of office facilities and equipment was $12.3 million, $9.8 million and $8.8 million for the years ended September 30, 2001, 2000 and 1999, respectively. HomeSide's minimum future lease commitments are as follows (in thousands):

Fiscal Year
-----------
2002              $ 9,921
2003                9,816
2004                8,341
2005                7,561
2006                4,883
Thereafter         13,933
                  -------
  Total           $54,455
                  =======

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

Mortgage loans held for sale

Fair values are based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights retained, as this is the Company's normal business practice. The carrying amount reported in the balance sheet approximates fair value.

Accounts receivable

With the exception of the residual interest retained in HomeSide Funding, accounts receivable carrying amount approximates fair value due to the relatively current aging of the receivable balances. The difference between the carrying value and the fair value of the Company's retained residual interest in HomeSide Funding is $13.3 million at September 30, 2001.

Early pool buyout advances

Carrying amounts are considered to approximate fair value.

Risk management contracts

The fair value of options on mortgage-backed securities and exchange traded futures and options on Treasury and Eurodollar contracts are determined based on market quotes. Interest rate swaps, swaptions and caps are determined based on discounted valuation models and are periodically validated against dealer quotes. For fiscal year ended September 30, 2001, carrying value approximates fair value and is included in risk management instruments at fair value, net. The carrying amount relating to these contracts is included in accounts payable and accrued liabilities as of September 30, 2000.

Accounts payable and accrued liabilities and notes payable

The carrying amount of the accounts payable and accrued liabilities and notes payable reported in the balance sheet approximates its fair value due to the short-term nature of the borrowings under the credit agreements.

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

Forward contracts to sell mortgages

Forward contracts to sell mortgages, which represent legally binding agreements to sell loans to permanent investors at a specified price or yield, are valued using market prices for securities backed by similar loans and are reflected in the fair values of the risk management instruments at fair value, net.

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

Fair Value

The fair values of the Company's financial instruments are as follows (in thousands):

                                                       September 30, 2001             September 30, 2000
                                                 ------------------------------------------------------------
                                                 Carrying Amount    Fair Value   Carrying Amount   Fair Value
                                                 ------------------------------------------------------------
ASSETS
Cash and cash equivalents                          $  703,439       $  703,439     $  110,737     $   110,737
Mortgage loans held for sale                        1,845,766        1,845,766      1,441,216       1,449,449
Accounts receivable                                   488,918          502,218        324,028         324,028
Risk management instruments at fair value, net        437,758          437,758             --              --
Early pool buyout advances                             55,595           55,595        141,255         141,255

LIABILITIES
Notes payable                                       2,148,000        2,148,000      3,235,400       3,235,400
Long-term debt                                      1,821,551        1,798,162      1,899,772       1,899,919
Accounts payable and accrued liabilities            1,020,225        1,020,225        542,500         542,500
Risk management contracts for
    Mortgage servicing rights                              --               --         44,568          44,568
Risk management contracts for
    early pool buyout advances                             --               --            207             207

OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                    --               --             --           6,974
Mandatory forward contracts to sell mortgages              --               --             --         (15,324)
Options on mortgage-backed securities                      --               --            832             104
Options on U.S treasury bond futures                       --               --             36              30
Interest rate swaps on debt instruments                    --               --             --            (147)

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

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of September 30, 2001 and 2000. Subsequent changes in market interest rates and prepayment assumptions could significantly change the fair value.

14.  RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Risk management

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

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended standardizes the accounting for derivative instruments and hedging activities and requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, "hedge accounting" may be applied and the derivative instruments may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of certain foreign currency exposures. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current earnings along with the change in value of the designated hedge item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income ("OCI"), until such time that earnings are affected by the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings are impacted to the extent the changes in the value of the derivative instruments do not perfectly offset the changes in the value of the hedge items (so called "ineffectiveness"). Derivative instruments that are non-designated or do not meet the relevant hedge accounting criteria are accounted for at fair value with gains and losses recorded to current earnings. The Company is not a party to any foreign currency hedge relationships.

Effective with its first fiscal quarter beginning October 1, 2000, the Company adopted SFAS 133 as required. Accordingly, all derivative instruments are recognized on balance sheet at fair value and are either designated as fair value hedges, cash flow hedges, or are non-designated pursuant to the Company's risk management policies. At October 1, 2000, the Company recognized a cumulative-effect transition adjustment of $1.4 million to increase pre-tax income for the effect of the change in accounting principle. Additionally, the Company recognized a pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million. The transition adjustments are more fully explained in the following sections along with the risk management activities and hedge accounting results for the fiscal year ended September 30, 2001. The impact of the accounting for risk management activities pursuant to SFAS 133 is expected to create a level of ongoing volatility in reported financial results.

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

Risk Management of Mortgage Pipeline

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

The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal  profit  margin  associated  with the future loan sale  transaction.  The future loan execution involves the sale of the loan and, typically, the retention of the servicing rights. IRLCs have value characteristics that are somewhat analogous to certain option contracts in that the commitments tend to:
(i) decrease in value at an accelerating rate as interest rates increase and the probability of the borrower's loan closing increases, and (ii) increase in value at a decelerating rate as interest rates decline and the probability of the borrower's loan closing decreases. The Company manages the interest rate and pricing risks associated with its IRLCs by using mortgage forward delivery contracts, options on mortgage-backed securities and certain treasury instruments. The Company's risk management program employs the use of financial modeling to maintain a high degree of economic correlation between the changes in values of the IRLCs and the related non-designated derivatives. However, due to imprecision in projecting the timing and rate of loan closings (which are influenced by borrower behavior), some level of economic ineffectiveness can be expected.

Following is a summary of the net gains/(losses) recognized on non-designated risk management derivatives related to the pipeline at September 30, 2001 (in thousands):

                                                     For the year ended
                                                     September 30, 2001
                                                     ------------------
Gains on IRLCs recognized to income                        $ 63,613

(Losses) on mortgage forward delivery contracts             (49,007)
(Losses) on options contracts                                (8,709)
                                                           --------
   Total losses recognized to income                        (57,716)

Net gains recognized on non-designated derivatives         $  5,897
                                                           ========

Gains/(losses) on interest rate lock commitments represent the change in value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at September 30, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $13.2 million of the net gains recognized on IRLCs (reported for the fiscal year ended September 30, 2001, above) were applied to the initial basis of the underlying loans funded. The balance of the gains totaling $23.3 million are recognized as open derivative contracts at September 30, 2001 and are recorded at fair value in the consolidated balance sheets.

Risk Management of Mortgage Inventory

The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review, collateral document preparation and other pooling requirements necessary to consummate the sale and/or securitization. Based on the status of such, as well as historical delivery patterns and investor settlement dates, the Company is able to forecast the amount and timing of loan sales. Approximately $1.681 billion of the Company's loans at September 30, 2001 are conforming loans which have been underwritten pursuant to the requirements of the secondary marketing agencies (FNMA, FHLMC or GNMA as appropriate). The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. At September 30, 2001, $1.681 billion of mortgage forward delivery contracts were designated as cash flow hedges. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the forecasted loan sales as well as its risk management objective and strategy for undertaking the hedge transactions. The dollar amount of the forward delivery contracts along with the underlying rate and terms of the contracts are equivalent to the forecasted loan sales that are probable of occurring. Hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and pricing risk to the Company.

Mortgage loans held for sale at September 30, 2001 include non-conforming loans aggregating $164.7 million, which will be sold to non-agency, private investors. During the fiscal year ended September 30, 2001, gains of $0.4 million on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and included as a component of net mortgage origination revenue in the consolidated statements of income and comprehensive income.

The fair value of risk management hedging relationships at September 30, 2001 is as follows (in thousands):

Mortgage Pipeline:
IRLCs at period end                                       $ 23,253
Non-designated mortgage forward delivery contracts         (30,406)
Options on mortgage-backed securities                       (3,655)
                                                          --------
   Total fair value of pipeline derivatives                (10,808)

Mortgage Inventory:
Designated mortgage forward delivery contracts              13,270
Non-designated mortgage forward delivery contracts          (1,038)
                                                          --------
   Total fair value of derivatives related to inventory     12,232

Net asset recorded for fair value derivatives             $  1,424
                                                          ========

At September 30, 2001, the carrying value of mortgages held for sale approximated fair value of $1.846 billion. Cumulative gains related to the hedge instruments in the amount of $13.3 million were recorded in OCI at September 30, 2001 and will be reclassified to earnings during the next 90 days, concurrent with the recognition in earnings of the changes in cash flows of the forecasted loan sales.

Transition Adjustments and Current Period Activity in OCI

As discussed above, the cumulative effect of the adoption of SFAS 133 was to increase pre-tax net income by $1.4 million. This amount relates solely to the mortgage pipeline at October 1, 2000 and represents the net effect of the adjustments necessary to record IRLCs and the related non-designated derivatives at fair value.

The pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million relates solely to the hedging activities of the mortgage inventory at October 1, 2000. Specifically, this amount represents the cumulative losses (to September 30, 2000) of mortgage forward delivery contracts that were off-balance sheet prior to the adoption of SFAS 133. Such cumulative losses did not exceed cumulative unrealized gains in the designated mortgage inventory at October 1, 2000. Pursuant to the requirements of SFAS 133, cumulative losses in OCI of $14.4 million were reclassified to earnings during the twelve-month period ended September 30, 2001, concurrent with the recognition of the gains (or favorable variability in cash flows) of the related forecasted loan sales that were settled. Gains and losses on such hedge relationships related to settled transactions are included as a component of net mortgage origination revenue in the accompanying consolidated statements of income and comprehensive income.

Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the year ended September 30, 2001 (in thousands):

                                                                                     Tax
                                                                     Before-tax   (expense)    Net-of-tax
                                                                       Amount     or benefit     amount
                                                                     ------------------------------------
Balance at September 30, 2000                                         $     --     $    --     $     --
Cumulative effect of a change in accounting for hedging activities     (14,383)      5,250       (9,133)
Net losses on current period cash flow hedges                          (14,607)     (2,789)     (17,396)
Reclassification of losses to net income                                15,719      (5,516)      10,203
                                                                     ------------------------------------
Balance at September 30, 2001                                         $(13,271)    $(3,055)    $(16,326)
                                                                     ====================================

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

During the year ended September 30, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 for mortgage servicing rights. As a result, for the fiscal year ended September 30, 2001 the Company recognized a net gain of $872.9 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. The Company recorded a valuation provision of $2.56 billion related to an impairment valuation of mortgage servicing rights for the fiscal year ended September 30, 2001. Additionally, the fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is $421.2 million at September 30, 2001.

Credit Risk

The fair value of HomeSide's risk management contracts on Treasury options, mortgage pass-throughs, options on mortgage pass-throughs, Eurodollar futures, and options on Eurodollar futures is based on quoted market prices of the underlying instruments at September 30, 2001 and 2000. The notional amounts represent the par value of the underlying U.S. Treasury bonds or notes and mortgages, as applicable. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

The fair value of HomeSide's risk management contracts in interest rate swaps, interest rate caps/floors and options on interest rate swaps (swaptions) is based on discounted cash flow valuation models and is periodically validated against dealer quotes. The notional amounts represent only the balances upon which future interest payments are based. Therefore, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

The amount of the risk management contracts maintained depends on a number of factors including the size of the mortgage servicing portfolio, projected convexity of the mortgage servicing rights, interest rates, and interest rate volatility. HomeSide is subject to market risk to the extent that interest rates fluctuate; however, the purpose of the risk management contracts is to hedge the value of the mortgage servicing rights portfolio. HomeSide's risk management financial instruments profile is designed to correlate with movements in the value of the mortgage servicing rights.

Cash requirements for HomeSide's swaps and swaption contracts are based on interest rate movements over time, with cash receipts based on a predetermined fixed rate and cash payments based on a floating rate. Cash requirements for option contracts are limited to premiums paid. Cash requirements for futures contracts, when held, are based on satisfying margin requirements with clearing brokers and are managed based on limits approved by HomeSide's risk management committee.

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

HomeSide is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide's exposure to credit risk in the event of default by the counterparties for the risk management option contracts on mortgage servicing rights was $187.0 million at September 30, 2001 and $31.5 million at September 30, 2000.

The amount of credit risk associated with risk management interest rate swaps, interest rate caps/floors, and interest rate swaptions related to mortgage servicing rights if all counterparties failed completely was approximately $921.3 million and $118.1 million at September 30, 2001 and 2000, respectively. Such amounts at September 30, 2001 are before consideration of amounts held by HomeSide as collateral, which totaled $662.3 million.

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

HomeSide regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide does not have matching commitments to sell loans, which exposes HomeSide to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $3.5 billion and $1.7 billion at September 30, 2001 and 2000, respectively.

HomeSide's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans and related options is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide or an independent clearing agent, which approximated $0 at September 30, 2001 and 2000.

HomeSide periodically utilizes risk management financial instruments to manage interest rate risk related to the value of its early pool buyout advances. At September 30, 2001, there were no positions outstanding related to hedging the early pool buyout advances, and therefore, no credit risk associated with these instruments.

The amount of credit risk as of September 30, 2001 and September 30, 2000, if all counterparties failed completely and if the margins, if any, retained by HomeSide or an independent clearing agent were to become unavailable, was approximately $284.4 million and $149.6 million, respectively, for all risk management instruments related to mortgage servicing rights, early pool buyout advances and the origination and selling of mortgage loans.

The amounts of credit risk associated with interest rate swaps related to debt instruments at September 30, 2001 and September 30, 2000 were approximately $39.9 million and $1.7 million, respectively.

The following is a summary of HomeSide 's notional amounts and fair values of interest rate products (in thousands):

                                                           September 30,                September 30,
                                                               2001                         2000
                                                   ---------------------------------------------------------
                                                    Notional                       Notional
                                                     Amount      Fair Value (1)     Amount     Fair Value (1)
                                                   ----------------------------------------------------------
Purchased commitments to sell mortgage loans:
  Mandatory forward contracts                      $ 3,432,251     $(42,578)    $ 2,468,602     $ (15,324)
  Options on mortgage-backed securities              1,800,000      (11,753)        507,000           104
  Options on U.S. treasury bond futures                     --           --          30,000            30

Purchased commitments to buy mortgage loans:
  Mandatory forward contracts                           95,145          (60)             --            --
Risk management contracts on
   mortgage servicing rights:
   Options on U.S. treasury bond futures             2,840,000          709              --            --
   Options on mortgage pass-throughs                        --           --       1,200,000           739
   Over the counter options on U.S. treasury
         bond/notes                                         --           --         900,000          (189)
   Mortgage pass-throughs and total return swaps    15,057,518      116,865       4,435,000        27,707
   Interest rate swaps and
      interest rate swaps with caps                 52,549,000      222,413      18,675,000      (206,150)

   Interest rate swaptions                          30,827,500       80,510      22,347,500       133,325
Risk management contracts on early pool buyout
advances:

    Options on eurodollar futures                           --           --         175,000          (207)
 Interest rate swaps on debt instruments               650,000       39,945         750,000          (147)


(1) Parentheses denote liability. Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. See also Note 13 regarding fair value disclosures of financial instruments.

Mortgage loans sold with recourse

HomeSide sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $28.5 million and $25.5 million at September 30, 2001 and 2000, respectively.

Servicing commitment to investors

HomeSide is required to submit to certain investors, primarily Ginnie Mae, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

Purchase mortgage servicing rights commitments

HomeSide routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $7.3 billion and $2.7 billion at September 30, 2001and 2000, respectively.

Geographical concentration of credit risk

HomeSide is engaged in business nationwide and has no material concentration of credit risk in any geographic region.

15.  STOCKHOLDERS' EQUITY

On April 2, 2001 and October 23, 2000 the Company paid dividends to the Parent in the amounts of $24.0 million and $24.0 million, respectively. Additionally, on September 30, 2001 the Company paid dividends to the Parent in the amount of $0.8 million. On July 24, 2001, National Australia Bank Limited, the ultimate parent of HomeSide, by and through various intermediate holding companies, entered into a stock subscription agreement with HomeSide in the amount of $150.0 million for the issuance of additional shares of HomeSide common stock. On September 7, 2001, the National, by and through various intermediate holding companies, announced its intention to enter into a stock subscription with HomeSide in the amount of $1.818 billion for the issuance of additional shares of HomeSide common stock. HomeSide received the entire amount of this capital infusion during the month of September 2001.

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

17.  EMPLOYEE BENEFITS

HomeSide offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $6.5 million, $5.5 million and $5.2 million for the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999, respectively. The Company offers a noncontributory deferred compensation plan to senior executives, at a nominal administrative cost to the Company. During the year ended September 30, 2001, the Company fully funded the plan. Plan assets totaled $16.9 million and $0 and plan liabilities totaled $16.9 million and $5.5 million at September 30, 2001 and 2000, respectively. In April 2001, one of the participants elected to irrevocably waive rights to receive benefits in the Executive Deferred Compensation Plan in lieu of an endorsement split-dollar policy. Under the terms of the endorsement split-dollar arrangement, the employer owns the life insurance policy and endorses the death benefit interest to the individual. The Company agreed to pay all of the premiums and is entitled to the cash surrender value of the policy. For the fiscal year ended September 30, 2001, the cash surrender value of the policy is $0.35 million. The Company retained a liability of $2.9 million for the net present value of the future cash payments to be made by the Company on the participant's split-dollar contract.

On October 1, 2001, HomeSide Lending, Inc. (the "Plan Sponsor") and National Australia Bank Limited adopted the 2001 Long-Term Incentive Plan (the "2001 LTIP") to encourage and retain certain key employees to achieve certain performance targets. The 2001 LTIP benefits executives who have been determined to be a member of a select group of management or highly compensated employees ("Participants") within the meaning of ERISA Section 301(a)(3). Participants were selected by a committee consisting of the Executive General Manager of People and Culture of National Australia Bank Limited, the Chief Executive Officer of the Plan Sponsor and the Managing Director of National Australia Bank Limited ("Plan Committee"). The maximum aggregate amount of awards under the 2001 LTIP is $10.0 million ("Pool"). All payments provided under the 2001 LTIP will be paid by the Plan Sponsor. The plan period is the period beginning on April 1, 2001 and ending on March 31, 2003 (the "Plan Period").

The 2001 LTIP provides for awards to Participants based on minimum required net income performance targets for each six months during the Plan Period specified in the 2001 LTIP. Payment of a Participant's individual allocation of the total amount available for payment under the 2001 LTIP upon satisfaction of the performance targets ("Awards") will ordinarily be made on or before May 15, 2003.

The 2001 LTIP provides that in the event the Parent is subject of a successful takeover or if Plan Sponsor is sold (a sale by the Parent to another party, unrelated to Parent, of a portion or the whole of the Plan Sponsor), the Pool will be fully earned and will be vested upon the completion of the sale. Unless otherwise required by a Participant's individual employment agreement, payment of Awards shall be made upon the 90th day after the completion of a successful takeover of Parent or sale of the Plan Sponsor to those Participants who are still employed by the Plan Sponsor on such date and to qualified Participants. The consummation of those transactions contemplated by the Asset Purchase and Liability Assumption Agreement between HomeSide and WaMu will result in a full vesting of the $10.0 million total award pool and payment of awards 90 days thereafter.

18.  QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands)                           For the Three     For the Three     For the Three        For the Three
                                         Months Ended       Months Ended      Months Ended        Months Ended
                                      September 30, 2001    June 30, 2001*   March 31, 2001*   December 31, 2000*
                                      ------------------   ---------------   ---------------   ------------------
(Expense) Revenue                        $  (737,927)        $(330,735)        $(27,492)           $(162,224)
Expenses                                     670,784            83,071           74,580               77,950
(Benefit) for income taxes                      (725)         (147,845)         (34,058)             (84,493)
Extraordinary item, net                           --               987               --                   --
Change in accounting principle, net               --                --               --                  883
                                      ---------------------------------------------------------------------------
Net income                               $(1,407,986)        $(264,974)        $(68,014)           $(154,798)
                                      ===========================================================================

   (in thousands)                        For the Three      For the Three     For the Three      For the Three
                                         Months Ended        Months Ended     Months Ended       Months Ended
                                      September 30, 2000    June 30, 2000    March 31, 2000    December 31, 1999
                                      ------------------   ---------------   ---------------   ------------------
Revenue                                     $86,125             $82,422          $93,210            $92,134
Expenses                                     71,026              66,949           59,264             69,071
Provision for income taxes                    8,786               8,923           15,666              4,893
                                      ---------------------------------------------------------------------------
Net income                                  $ 6,313             $ 6,550          $18,280            $18,170
                                      ===========================================================================

   (in thousands)                        For the Three      For the Three     For the Three      For the Three
                                          Months Ended      Months Ended      Months Ended        Months Ended
                                      September 30, 1999    June 30, 1999    March 31, 1999    December 31, 1998
                                      ------------------   ---------------   ---------------   ------------------
Revenue                                     $96,833            $103,910          $105,211          $104,432
Expenses                                     64,366              74,784            74,268            76,122
Provision for income taxes                   14,747              14,354            15,561            14,519
                                      ---------------------------------------------------------------------------
Net income                                  $17,720            $ 14,772          $ 15,382          $ 13,791
                                      ===========================================================================

* as restated

19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                         September 30, 2001   September 30, 2000
                                         ------------------   ------------------
                                                  (Dollars in thousands)
ASSETS
Investment in subsidiary                     $ 1,277,760         $1,366,996
Other assets                                       2,946             54,094

                                             -----------         ----------
Total Assets                                 $ 1,280,706         $1,421,090
                                             ===========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses        $       417         $    5,914
Long-term debt                                        --            141,959
                                             -----------         ----------
Total Liabilities                                    417            147,873
                                             -----------         ----------
Commitments and Contingencies

Stockholder's Equity:
  Common stock                                        --                 --
  Additional paid-in capital                   3,199,302          1,231,302
  (Accumulated deficit) Retained earnings     (1,902,687)            41,915
  Other comprehensive loss                       (16,326)                --
                                             -----------         ----------
Total Stockholder's Equity                     1,280,289          1,273,217
                                             -----------         ----------
Total Liabilities and Stockholder's Equity   $ 1,280,706         $1,421,090
                                             ===========         ==========

                              STATEMENTS OF INCOME

                                                       For the Fiscal       For the Fiscal       For the Fiscal
                                                         Year Ended           Year Ended           Year Ended
                                                     September 30, 2001   September 30, 2000   September 30, 1999
                                                     ------------------   ------------------   ------------------
                                                                        (Dollars in thousands)
REVENUES:
Dividends from subsidiary                               $   200,809             $ 64,294             $69,166
                                                        -----------        --------------------------------------
  Total revenues                                            200,809               64,294              69,166
                                                        -----------        --------------------------------------

EXPENSES:
Interest expense                                              6,090                9,702               9,680
Other expenses                                               14,790                  852                 852
                                                        -----------        --------------------------------------
  Total expenses                                             20,880               10,554              10,532
                                                        -----------        --------------------------------------

Income before income taxes, extraordinary item and
equity in undistributed income of subsidiary
                                                            179,929               53,740              58,634
Income tax expense (benefit)                                 35,778                3,541              (3,652)
                                                        -----------        --------------------------------------

Income before extraordinary item and equity in
undistributed income of subsidiary                          144,151               50,199              62,286
Extraordinary item - gain on early extinguishment
of debt, net of income tax of $567                              987                   --                  --
Loss from subsidiary                                     (2,040,910)                (887)               (621)
                                                        -----------        --------------------------------------
Net (loss) income                                       $(1,895,772)            $ 49,312             $61,665
                                                        ===========        ======================================


                            STATEMENTS OF CASH FLOWS


                                                       For the Fiscal       For the Fiscal       For the Fiscal
                                                         Year Ended           Year Ended           Year Ended
                                                     September 30, 2001   September 30, 2000   September 30, 1999
                                                     ------------------   ------------------   ------------------
                                                                        (Dollars in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income                                       $(1,895,772)            $ 49,312            $ 61,665
Adjustments to reconcile net (loss) income to net
cash provided by operating activities
  Amortization                                               (3,874)              (4,950)             (5,810)
  Equity in undistributed earnings of subsidiary          2,040,910                  887                 621
  Impairment of goodwill                                     14,009                    -                   -
  Change in other assets and accounts payable
    and accrued liabilities                                  32,423                4,388              (1,945)
                                                        -----------             --------            --------
 Net cash provided by operating activities                  187,696               49,637              54,531
                                                        -----------             --------            --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of long-term debt                                (138,866)                  --                  --
Dividends paid to the National                              (48,830)             (49,637)            (54,531)
                                                        -----------             --------            --------
Net cash used in financing activities                      (187,696)             (49,637)            (54,531)
                                                        -----------             --------            --------

Cash and cash equivalents at beginning of period                 --                   --                  --
Cash and cash equivalents at end of period                       --                   --                  --
                                                        -----------             --------            --------
                                                        $        --             $     --            $     --
                                                        ===========             ========            ========


20.  OTHER RELATED PARTY TRANSACTIONS

On July 31, 2001, HomeSide entered into an agreement for an unsecured revolving credit facility with the National, which agreement replaced a previous unsecured revolving credit facility with the National, initially established on June 23, 1998 and thereafter renewed on an annual basis. Under the amended credit facility, HomeSide can borrow up to $2.42 billion through and including January 30, 2002, and up to $1.92 billion from January 31, 2002 through July 30, 2002, subject to limits imposed by regulatory authorities. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For borrowings other than overnight, the interest rate is charged at the corresponding LIBOR rate of the maturity period.

HomeSide earned management fees charged to affiliate companies of approximately $0.7 million for the fiscal year ended September 30, 2001, $2.5 million for the fiscal year ended September 30, 2000 and $0.5 million for the fiscal year ended September 30, 1999.

21.  SUBSEQUENT EVENTS (unaudited)

On October 1, 2001, HomeSide adopted a Long Term Incentive Plan for the benefit of key executive employees. See "Item 11 - Executive Compensation."

HomeSide has a commercial paper program supported by an independent syndicate of banks under a $1.5 billion back-up credit facility which was established October 16, 2000 and was scheduled to terminate on October 15, 2001. On October 1, 2001, the termination date for this credit facility was extended to December 20, 2001. This credit facility was terminated on December 18, 2001, when HomeSide entered into a new back-up credit facility for $920 million led by JP Morgan Chase Bank (the "Chase Facility"). Upon consummation of the transactions contemplated by the Asset Purchase and Liability Assumption Agreement with WaMu, it is anticipated that this credit facility will be terminated.

On December 11, 2001, the National announced the sale of HomeSide's operating platform and certain of its operating assets to WaMu. WaMu will acquire all of HomeSide's servicing technology and other corporate assets including wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. Under the terms of the Asset Purchase and Liability Assumption Agreement with WaMu, WaMu will acquire US$1.9 billion in assets, primarily consisting of HomeSide's US $1.8 billion warehouse and pipeline mortgage loans. The National will retain the MSR and related financial hedges at the date of completion. Following the consummation of the transactions contemplated by the Asset Purchase and Liability Assumption Agreement with WaMu, HomeSide's servicing portfolio will be subserviced by WaMu. It is anticipated that the transaction will close in the first calendar quarter of 2002, subject to customary closing conditions.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer ("Executive") or director of the
Company:

        Name                     Age   Position
Joseph J. Whiteside ..........    60   Chairman of the Board and Chief Executive Officer , Director
Robert MC. Prowse ............    57   Director
Richard E. McKinnon...........    51   Director
Tzu Ming Lao..................    44   Director
Gary W. Fiedler...............    57   President and Chief Operating Officer, Director
Gordon J. Lefevre.............    41   Vice President, Chief Financial Officer and Treasurer
Susan E. Lester...............    45   Vice President, Chief Financial Officer and Treasurer
Robert J. Jacobs..............    49   Executive Vice President and Secretary and General Counsel
William Glasgow, Jr...........    52   Vice President - Servicing
Mark F. Johnson...............    47   Vice President - Production

The directors and officers of the Company are elected each year by vote of the shareholder and directors, respectively. Each of the officers and directors shall serve until their successors are elected and qualified or until their earlier resignation or removal. It is expected that corporate officers of the Company will be appointed annually by its Board of Directors.

Joseph J. Whiteside has served as Chairman of the Board and a Director of HomeSide International since 2000 and has been the Chairman of the Board and Chief Executive Officer since August 2001. Mr. Whiteside has over 30 years of financial management experience, primarily in banking and mortgage lending. Mr. Whiteside began his banking career in 1966 at Mellon Bank in Pittsburgh, Pennsylvania. Beginning in 1982, he served as Executive Vice President and Chief Financial Officer at four publicly owned bank holding companies. During that time, Whiteside served one year as President and Chief Executive Officer of Banc New England Mortgage Company. Since 1996, Whiteside has served as a special advisor to the National Australia Bank Limited and HomeSide Lending, Inc. Mr. Whiteside became the Chairman of the Board of both HomeSide Lending and International in May 2001 and was named Chief Executive Officer in September 2001. Mr. Whiteside has served as the director for the Job for Youths program, the Civic Light Opera, the Financial Executive Institute and as a trustee at Seton Hill College.

Robert MC. Prowse has served as a Director of HomeSide International since 1998. Mr. Prowse is the Executive General Manager of National Australia Bank Limited, the parent since 1998. Mr. Prowse served as the Chief Financial Officer of National Australia Bank Limited, the parent, from 1998 to 1999 and previously as the Managing Director of Bank of New Zealand from 1992 to 1997.

Richard E. McKinnon has served as a Director of HomeSide International since 2000. Mr. McKinnon is Chief Financial Officer of National Australia Bank since 2000. Prior to 2000, he was Head of Investments and Acquisitions Advisory for National Australia Bank.

Tzu Ming Lao has served as a Director of HomeSide Internaitonal since 2001. Mr. Lao is General Manager, Global Market Risk and Prudential Control of the National Australia Bank Limited, Melbourne, Australia. Mr. Lao has over 21 years of financial experience. He began his career in 1980 with Arthur Young in London. In 1986, he joined the Bank of New Zealand, Australia to establish a regional internal audit function specializing in finance, capital markets and information technology. Mr. Lao joined the National Australia Bank Limited in 1989 to establish a capital market audit function for the wholesale banking business and has served in an oversight role in the Group Risk Management Division since 1995.

Gary W. Fiedler has served as a Director and President and Chief Operating Officer of both HomeSide Lending and International since 2001. Mr. Fiedler has over 30 years in the financial service industry. Mr. Fiedler began his career in 1969 at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Fiedler opened Mellon's first loan production office in Los Angeles and served as its London-based Vice President. In 1980, Mr. Fiedler became the Vice President and Manager of Wells Fargo Bank's London branch. From 1982 through 1987, Mr. Fiedler held various executive level positions at First Interstate Bancorp, culminating in his tenure as Chairman and Chief Executive Officer of First Interstate Bank of Nevada. In 1987, Mr. Fiedler served as Chairman and Chief Executive Officer of Hogan Systems, Inc., a Dallas-based supplier of technology services to banks. In 1990, Mr. Fiedler joined Equimark Corporation, located in Pittsburgh, Pennsylvania, as Chairman and Chief Executive Officer. Since 1993, Mr. Fiedler has completed various business turnaround assignments at several private companies. Also, during this time, Mr. Fiedler held the position of Executive Vice President of PNC Bank.

Gordon J. Lefevre joined HomeSide in September 2001 serving as Chief Financial Officer until November 14, 2001. Mr. Lefevre has over 18 years of international financial experience. He began his career in 1983 at Deloitte, Haskins and Sells. In 1987, he joined First National Bank of South Africa, where he was a Senior Manager. In 1990, he moved to Melbourne, Australia as a Senior Manager at KPMG. Mr. Lefevre joined the National Australia Bank, Melbourne, Australia, in 1995 as a senior member of the Bank's acquisition team. In 2000, he relocated to Glasgow, Scotland and served as General Manager, Finance and Strategy for National Australia Group Europe Limited.

Susan E. Lester joined HomeSide in October 2001. She became Chief Financial Officer of both HomeSide Lending and International on November 14, 2001. Ms. Lester has over 24 years of financial experience. She began her career in 1977 with Ernst & Young in Chicago and later in Minneapolis. In 1988, she joined First Bank System, Inc., the predecessor to U.S. Bancorp, where she served as Senior Vice President and Controller. In 1994, she relocated to Hartford, Connecticut where she was the Chief Financial Officer of Shawmut National Corporation. In 1995, she returned to U.S. Bancorp where she served as Chief Financial Officer until 2000.

Robert J. Jacobs has served as Secretary of HomeSide Intentional since 1996. Mr. Jacobs has been Vice President of HomeSide International and Executive Vice President and Secretary of HomeSide Lending since 1996. Mr. Jacobs has served as a Director of HomeSide Lending since March 14, 1996. From 1987 to 1996, Mr. Jacobs served as a Senior Vice President and Chief Legal Officer of Chase Manhattan Mortgage Corporation, and served as General Counsel for Citicorp Savings of Florida from 1984 to 1986. Mr. Jacobs is a former President of the Mortgage Bankers Association of Florida.

William Glasgow, Jr. has served as Vice President of HomeSide International since 1996. Mr. Glasgow has served as Vice President of Loan Administration for HomeSide Lending since 1991. From 1989 to 1991, Mr. Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri.

Mark F. Johnson has served as Vice President of HomeSide International since 1996. Mr. Johnson has served as Vice President of Production of HomeSide Lending since 1992. From 1988 to 1992, Mr. Johnson served as Senior Vice President and Director of Wholesale Lending for HomeSide.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the CEO for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 2001, 2000, and 1999.

                           Summary Compensation Table

                                                                               Long-Term
                                                                          Compensation Awards
                                                   Annual Compensation    -------------------
   Name and Principal                   Fiscal   ----------------------     Options and LTIP      All Other
HomeSide International Position          Year     Salary     Bonus              Bonus           Compensation
---------------------------------------------------------------------------------------------------------------
Joseph J. Whiteside ................     2001    $ 38,500   $168,750(g)              --             $  2,000(h)
      Chairman  & CEO                    2000          --         --                 --                   --
                                         1999          --         --                 --                   --
---------------------------------------------------------------------------------------------------------------
Hugh R. Harris .....................     2001     510,400    470,000(a)      $2,170,800(e)            15,300(f)
      Former President & COO*            2000     470,000    500,000(a)         100,000(b)           814,800(d)
                                         1999     435,385    470,000(a)         100,000(b)           816,000(c)
---------------------------------------------------------------------------------------------------------------
Mark F. Johnson ....................     2001     275,200    195,000(a)         937,700(e)            15,300(f)
      Vice President                     2000     255,000    215,000(a)          40,000(b)           377,300(d)
                                         1999     240,577    170,000(a)          40,000(b)           378,500(c)
---------------------------------------------------------------------------------------------------------------
William Glasgow, Jr ................     2001     275,200    195,000(a)         937,700(e)            15,300(f)
      Vice President                     2000     255,000    215,000(a)          40,000(b)           377,300(d)
                                         1999     240,577    170,000(a)          40,000(b)           378,500(c)
---------------------------------------------------------------------------------------------------------------
Joe K. Pickett .....................     2001     375,000    470,000(a)       2,209,700(e)            15,300(f)
      Former Chairman & CEO**            2000     450,000    500,000(a)         100,000(b)           814,800(d)
                                         1999     450,000    500,000(a)         150,000(b)           816,000(c)
---------------------------------------------------------------------------------------------------------------
Kevin D. Race ......................     2001     390,400    350,000(a)       1,548,500(e)            15,300(f)
      Vice President                     2000     350,000    350,000(a)          60,000(b)           352,300(d)
                                         1999     321,154    300,000(a)          60,000(b)           353,500(c)
---------------------------------------------------------------------------------------------------------------
W. Blake Wilson ....................     2001     331,700    350,000(a)       1,520,700(e)            15,300(f)
      Former Chief Financial Officer*    2000          --         --                 --                   --
                                         1999          --         --                 --                   --
---------------------------------------------------------------------------------------------------------------

* Acted until September 4, 2001

** Retired June 30, 2001

(a) Bonus amounts relate to the annual bonus under employment agreements with the National paid during the years ended September 30, 2001, 2000 and 1999, respectively.

(b)  Options to purchase common stock of National Australia Bank Limited.

(c) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.

(d) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,800 with respect to each individual, (2) profit sharing contributions of $8,000 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.

(e) Includes Stock options exercised during the fiscal year ended September 30, 2001 of $251,900 with respect to Mr. Harris, of $168,500 with respect to Messrs. Johnson and Glasgow, of $290,800 with respect to Mr. Pickett, of $202,300 with respect to Mr. Race and $174,500 with respect to Mr. Wilson. Pursuant to employment contracts established in 1998, Long-Term Incentive Bonuses of $1,918,900 with respect to Messrs. Harris and Mr. Pickett, of $769,200 with respect to Messrs. Johnson and Glasgow, of $1,346,200 with respect to Messrs. Race and Wilson were paid based on the three year performance period of April 1, 1998 to March 31, 2001. Performance targets were achieved for years 1998/1999 and 1999/2000, but not 2000/2001.

(f) Includes amounts received for (1) matching contribution under the Company's 401K plan of $6,800 with respect to each individual (2) profit sharing contributions of $8,500 with respect to each individual.

(g)  Signing bonus.

(h)  Matching contribution under the Company's 401K plan.

   Option Grants for the Fiscal Years ended September 30, 2001, 2000 and 1999

     The following table provides information on option grants with respect to common stock of the Parent, National Australia Bank Limited, for the fiscal years ended September 30, 2001, 2000 and 1999 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:

                                                Individual
                                                 Grants                                  Potential Realizable
                                --------------------------------------------------             Value at
                                 Number of                                           Assumed Annual Rates of Stock
                                Securities    % of Total                                 Price Appreciation for
                                Underlying      Options                                        Option
                                  Options      Granted to    Exercise                         Term (e)
                       Fiscal     Granted      Employees      Price     Expiration   -----------------------------
        Name            Year       (#)       in the period   ($/Sh)       Date            5%              10%
------------------------------------------   -------------   --------   ----------   ------------     ------------
Joe K. Pickett**        2001         --             --            --           --              --             --
                        2000    100,000(b)          (d)       $11.54     03/23/08        $839,523     $1,361,503
                        1999    150,000(c)           1%        18.43     03/19/04          37,500        772,500
------------------------------------------------------------------------------------------------------------------
Hugh R. Harris*         2001    150,000(a)          (d)        13.68     03/23/09         674,824      1,388,913
                        2000    100,000(b)          (d)        11.54     03/23/08         839,523      1,361,503
                        1999    100,000(c)          (d)        18.43     03/19/04          25,000        515,000
------------------------------------------------------------------------------------------------------------------
Kevin D. Race*          2001     60,000(a)          (d)        13.68     03/23/09         269,930        555,565
                        2000     60,000(b)          (d)        11.54     03/23/08         503,714        816,902
                        1999     60,000(c)          (d)        18.43     03/19/04          15,000        309,000
------------------------------------------------------------------------------------------------------------------
W. Blake Wilson*        2001     50,000(a)          (d)        13.68     03/23/09         224,941        462,971
                        2000         --             --            --           --              --             --
                        1999         --             --            --           --              --             --
------------------------------------------------------------------------------------------------------------------
Mark F. Johnson         2001     40,000(a)          (d)        13.68     03/23/09         179,953        370,377
                        2000     40,000(b)          (d)        11.54     03/23/08         335,809        544,601
                        1999     40,000(c)          (d)        18.43     03/19/04          10,000        206,000
------------------------------------------------------------------------------------------------------------------
William Glasgow, Jr.    2001     40,000(a)          (d)        13.68     03/23/09         179,953        370,377
                        2000     40,000(b)          (d)        11.54     03/23/08         335,809        544,601
                        1999     40,000(c)          (d)        18.43     03/19/04          10,000        206,000
------------------------------------------------------------------------------------------------------------------

* Acted until September 4, 2001

** Retired June 30, 2001

(a) Options granted during the fiscal year ended September 30, 2001 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 23, 2004 to March 23, 2009 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. In addition, a performance hurdle based on the maximum total shareholder return of NAB relative to the total shareholder return of a group of companies during the exercise period of the options is required to be met before the options can be exercised. This group of companies is to be based on the ASX Top 50, when the options are granted. The total return includes the value of dividends and the share price growth over the relevant period.

(b) Options granted during the fiscal year ended September 30, 2000 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 23, 2003 to March 23, 2008 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. In addition, a performance hurdle based on the maximum total shareholder return of NAB relative to the total shareholder return of a group of companies during the exercise period of the options is required to be met before the options can be exercised. This group of companies is to be based on the ASX Top 50, when the options are granted. The total return includes the value of dividends and the share price growth over the relevant period.

(c) Options granted during the fiscal year ended September 30, 1999 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 19, 2002 to March 19, 2004 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.

(d) Represents less than 1% of the total options granted to the National's employees during the fiscal years ended September 30, 2001, 2000 and 1999.

(e) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the National's Common Stock and in accordance with the Executive Share Option Plan. The market price of the National's common stock was $12.60, $13.82 and $14.64 at September 30, 2001, 2000 and 1999,
     respectively.

     Aggregated Option Exercises and Option Values for the Fiscal Years Ended September 30, 2001, 2000 and 1999

     The following table provides information on option exercises during the fiscal years ended September 30, 2001, 2000 and 1999 with respect to the Common Stock of the National and on the values of the named executive officers' unexercised options at September 30, 2001, 2000 and 1999:

                                  Shares                 Number of Securities            Value of Unexercised
                                 Acquired               Underlying Unexercised                In-the-Money
                        Fiscal      on       Value       Options at Year-End (#)          Options at Year-End
         Name            Year    Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------------------------   --------   -----------   -------------   -----------   -------------
   Joe K. Pickett**      2001        0         $0          0                  --         $0               --
                         2000        0          0          0             100,000          0         $228,000(b)
                         1999        0          0          0             150,000          0                 (c)
----------------------------------------------------------------------------------------------------------------
   Hugh R. Harris*       2001        0         $0          0             150,000         $0          162,000(a)
                         2000        0          0          0             100,000          0          228,000(b)
                         1999        0          0          0             100,000          0                 (c)
----------------------------------------------------------------------------------------------------------------
   Kevin D. Race*        2001        0         $0          0              60,000         $0           64,800(a)
                         2000        0          0          0              60,000          0          136,800(b)
                         1999        0          0          0              60,000          0                 (c)
----------------------------------------------------------------------------------------------------------------
   W. Blake Wilson*      2001        0         $0          0              50,000         $0           54,000(a)
                         2000        -         -           -                  --         --          136,800(b)
                         1999        -         -           -                  --         --                 (c)
----------------------------------------------------------------------------------------------------------------
   Mark F. Johnson       2001        0         $0          0              40,000         $0           43,200(a)
                         2000        0          0          0              40,000          0           91,200(b)
                         1999        0          0          0              40,000          0                 (c)
----------------------------------------------------------------------------------------------------------------
 William Glasgow, Jr.    2001        0         $0          0              40,000         $0           43,200(a)
                         2000        0          0          0              40,000          0           91,200(b)
                         1999        0          0          0              40,000          0                 (c)
----------------------------------------------------------------------------------------------------------------

* Acted until September 4, 2001

** Retired June 30, 2001

(a) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 2001.

(b) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 2000.

(c) No options granted during the fiscal year ended September 30, 1999 were in-the-money at September 30, 1999.

LONG-TERM INCENTIVE PLANS

On October 1, 2001, HomeSide Lending, Inc. (the "Plan Sponsor") and National Australia Bank Limited adopted the 2001 Long-Term Incentive Plan (the "2001 LTIP") to encourage and retain certain key employees to achieve certain performance targets. The 2001 LTIP benefits executives who have been determined to be a member of a select group of management or highly compensated employees ("Participants") within the meaning of ERISA Section 301(a)(3). Participants were selected by a committee consisting of the Executive General Manager of People and Culture of National Australia Bank Limited, the Chief Executive Officer of the Plan Sponsor and the Managing Director of National Australia Bank Limited ("Plan Committee"). The maximum aggregate amount of awards under the 2001 LTIP is $10,000,000 ("Pool"). All payments provided under the 2001 LTIP will be paid by the Plan Sponsor. The plan period is the period beginning on April 1, 2001 and ending on March 31, 2003 (the "Plan Period").

The 2001 LTIP provides for awards to Participants based on minimum required net income performance targets for each six months during the Plan Period specified in the 2001 LTIP. Payment of a Participant's individual allocation of the total amount available for payment under the 2001 LTIP upon satisfaction of the performance targets ("Awards") will ordinarily be made on or before May 15, 2003.

The 2001 LTIP provides that in the event the National is the subject of a successful takeover or if Plan Sponsor is sold (a sale by the National to another party, unrelated to the National, of a portion or the whole of the Plan Sponsor), the Pool will be fully earned and will be vested upon the completion of the sale. Unless otherwise required by a Participant's individual employment agreement, payment of Awards shall be made upon the 90th day after the completion of a successful takeover of Parent or sale of the Plan Sponsor to those Participants who are still employed by the Plan Sponsor on such date and to qualified Participants. The consummation of those transactions contemplated by the Asset Purchase and Liability Assumption Agreement between HomeSide and WaMu will result in a full vesting of the $10,000,000 total award pool and payment of awards 90 days thereafter.

The Plan  Sponsor  reserves  the  right at any time to  modify or amend the 2001
LTIP, subject to Participants' rights under the 2001 LTIP and with the prior written approval of the Plan Committee.

     LONG-TERM INCENTIVE PLANS
     Estimated Future Payouts under non-stock price-based plans

--------------------   ----------    --------------------------------   -------------   ---------   -----------
                       Number of
                       shares,
                       units or
                       other         Performance  or other period
Name of Officer (a)    rights (b)    until  maturation  or payout (c)   Threshold (d)   Target(e)   Maximum (f)
--------------------   ----------    --------------------------------   -------------   ---------   -----------
Joseph J. Whiteside    NA            March 31, 2003                     0               N/A         $1,500,000
--------------------   ----------    --------------------------------   -------------   ---------   -----------
Gary W. Fiedler        NA            March 31, 2003                     0               N/A          1,500,000
--------------------   ----------    --------------------------------   -------------   ---------   -----------
Susan E. Lester        NA            March 31, 2003                     0               N/A            350,000
--------------------   ----------    --------------------------------   -------------   ---------   -----------
Mark F. Johnson        NA            March 31, 2003                     0               N/A            600,000
--------------------   ----------    --------------------------------   -------------   ---------   -----------
William Glasgow, Jr.   NA            March 31, 2003                     0               N/A            600,000
--------------------   ----------    --------------------------------   -------------   ---------   -----------

(a) Pursuant to Item 402(a)3 of  Regulation  S-K,  disclosure  is made as to Mr.
Whiteside,   Chief  Executive  Officer,  and  the  Company's  four  most  highly compensated officers other than the CEO.

(b) The 2001 LTIP does not provide for a specified number of shares, units or other rights on a per Participant basis. Rather, the Plan Committee has full discretion to allocate incentive compensation awards among Participants.

(c) The 2001 LTIP provides incentive compensation for performance over a 2-year Plan Period (as defined in the 2001 LTIP), with awards payable at the end of the Plan Period. The Plan Period commences April 1, 2001 and ends on March 31, 2003. Payments to Participants will be made on or before May 15, 2003 provided the Participants satisfy the continued employment requirement of the 2001 LTIP or the individual Participant's employment agreement, as applicable. However, payments may be made to Participants prior to that date under certain circumstances, including death, disability, retirement, termination other than for cause, sale of the Company, resignation and transfer, subject to applicable provisions in the employment agreements of certain Participants.

(d) There is no minimum award payable under the 2001 LTIP. Rather, the Plan Committee (or, in certain instances as set forth in the Plan, individual members of the Plan Committee) has full discretion to award incentive compensation or not.

(e) The 2001 LTIP does not provide for individual target goals or specified incentive compensation payable to individual Participants for achieving any target.

(f) The 2001 LTIP does not provide for a maximum incentive compensation award. However, the table sets forth estimated maximum payouts to the named executive officers.

Employment Agreements and  Termination  of Employment  Arrangements

     Effective in May and September 2001, National Australia Bank Limited entered into employment agreements and otherwise agreed to employment terms with a select group of executive employees ("Executives") of HomeSide Lending, Inc. and is obligated to pay such salaries during the Executives' term of employment with HomeSide Lending.

     Employment Agreements with the National: Each of the named management executive officers have agreed to terms of employment with the National. Although it is anticipated that the named management executive officers will enter into written employment agreements with the National, they have not yet done so. The remaining executive officers are party to written employment agreements with the Company. The agreed upon employment terms between the named management executive officers and the National and the written employment agreements between the company and the remaining executive officers are collectively referred to herein as the "Employment Agreements."

The annual salary of the Chief Executive Officer and the four most highly compensated officers are as follows:

     Employment Agreement/Compensatory Plan Annual
                    Base Salary

Title                                                Amount
------------------------------------------------   ---------

Chairman & Chief Executive Officer                 $500,000
President and Chief Operating Officer               500,000
Vice President-Chief Financial Officer              350,000
Vice President-Servicing                            280,000
Vice President-Production                           280,000

The terms of employment range from eighteen months to two years based on effective date of the Employment Agreement ("Employment Period"). The Executives are eligible to participate in the 2001 LTIP.

The Employment Agreements also provide that each Executive will be (i) entitled to participate in employee benefit plans as may be in effect for senior executives of the Company from time to time, (ii) entitled to paid vacation in accordance with the vacation policy applicable to the Company's senior executives, (iii) reimbursed by the Company for reasonable business expenses and
(iv) entitled to receive the same perquisites that such Executives received at the effective time of the employment agreement. On a limited basis, some of the Employment Agreements provide for housing allowance, participation in a short-term bonus plan, participation in an annual bonus plan and/or eligible to be consider for participation in any offers made under the National Australia Bank Executive Share Option Plan No. 2 (the "NAB Plan") in accordance with the NAB Plan rules as applicable from time to time.

Each Employment Agreement may be terminated by the applicable Executive for "good reason," and by the Company for "cause", as such terms are defined in the Employment Agreement, or by voluntary resignation of the Executive, upon thirty
(30) days' written notice in as defined in the Employment Agreement. In the event during the Employment Period, the Company terminates the Executive for "any reason" other than for "cause" or "disability" or the Executive terminates employment for "good reason", the Company shall pay to the Executive in a lump sum in cash within thirty (30) days after the date of termination the aggregate of the sum of unpaid portion of Executive salary earned through the date of termination, an amount ranging from 12 to 24 months of the Executive's base salary, any relevant bonuses in accordance with the terms of the Employment
Agreement and vested 2001 LTIP Awards, in accordance with the terms of the Employment Agreement.

In the event the Executive's employment is terminated for "cause" or the Executive terminates his employment without "good reason" during the Employment Period, the Employment Agreement will be terminated without further obligations to the Executive other than the obligation to pay or provide to the Executive the unpaid portion of Executive Salary earned through date of termination as set forth in the terms of the Employment Agreement.

DEFERRED COMPENSATION PLAN

The Company has adopted that certain NAB Group - USA Deferred Compensation Plan, effective as of February 10, 1998 (the "Plan"), for the benefit of certain employees of HomeSide Lending, Inc., all of whom constitute a select group of management or highly compensated employees ("Participants"). Pursuant to the provisions of the Plan, HomeSide Lending, Inc. was designated a Participating Employer.

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

The Plan was amended on March 20, 2001 and May 31, 2001, to permit interim distributions, to establish a maximum amount to be paid on interim distribution dates, to provide greater flexibility in Termination Benefit installment payments as well as in changing the Termination Benefit payment election and to delete Change of Control from the Plan as an event giving rise to a lump sum payout of a Participant's Account Balance.

Payments from the Plan are made to Participants upon termination, disability, death, or upon approval of a withdrawal request based on financial hardship. Each Participate is entitled to a Termination Benefit in an amount equal to such Participant's adjusted Termination Benefit Balance as of the end of the month of Termination, with payment in either an single lump sum or in annual installments. In the event of disability, a Participant may elect to commence immediate distribution in accordance with the form of payment previously elected under the Termination Benefit In addition, there is no longer an automatic lump sum payout in the event of a Change of Control. Payments will be accelerated to a lump sum payout in the event of an Involuntary Termination of Employment and shall be paid to each Participant in accordance with the payment provisions of the Plan. Upon the death of a Participant, the beneficiary will be paid a single lump sum in the amount of the Participant's Account Balance on date of death.

The Company has the right to withhold from any payment made under the Plan (or any amount deferred into the Plan) any taxes required by law to be withheld in respect of such payment (or deferral). The Company bears the expenses of administering the Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Capital Stock of the Company

All of the outstanding common stock of HomeSide International, Inc., consisting of 1.724 shares, is owned by the National.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 31, 2001, HomeSide entered into an agreement for an unsecured revolving credit facility with the National, which agreement replaced a previous unsecured revolving credit facility with the National, initially established on June 23, 1998 and thereafter renewed on an annual basis.. Under the new credit facility, HomeSide can borrow up to $2.42 billion through and including January 30, 2002, and up to $1.92 billion from January 31, 2002 through July 30, 2002, subject to limits imposed by regulatory authorities. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For borrowings other than overnight, the interest rate is charged at the corresponding LIBOR rate of the maturity period.

HomeSide earned management fees charged to affiliate companies of approximately $0.7 million for the fiscal year ended September 30, 2001, $2.5 million for the fiscal year ended September 30, 2000 and $0.5 million for the fiscal year ended September 30, 1999

                                     PART IV

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

          3.   The following exhibits are submitted herewith:

Unless otherwise indicated, all Exhibits are incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-06737.

Number                Description
------                -----------
3.1                   Certificate of  Incorporation  of HomeSide  Lending,  Inc.
                      (incorporated  by  reference  to the  Company's  Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 2000)
3.2***                By-Laws of HomeSide Lending, Inc.
4.1                   Form of Common Stock Certificate
10.1                  Stock Purchase  Agreement  dated December 11, 1995 between
                      HomeAmerica  Capital,  Inc.  (currently known as HomeSide,
                      Inc.) and The First  National  Bank of Boston  (the  "BBMC
                      Purchase Agreement")
10.2                  Amendment  No. 1, dated as of March 15, 1996,  to the BBMC
                      Purchase Agreement
10.3                  Marketing  Agreement  dated as of March 15,  1996  between
                      HomeSide, Inc. and The First National Bank of Boston
10.4                  Repurchase  of  Mortgage  Loan  Servicing   Rights  Letter
                      Agreement  between  The  First  National  Bank  of  Boston
                      (currently  known  as  BankBoston,  N.A.)  and  BancBoston
                      Mortgage Corporation (currently known as HomeSide Lending,
                      Inc.)
10.5                  Operating Agreement effective as of March 15, 1996 between
                      The  First  National  Bank of Boston  (currently  known as
                      BankBoston,  N.A.)  and  BancBoston  Mortgage  Corporation
                      (currently known as HomeSide Lending, Inc.)
10.6                  Brokered  Loan  Purchase  and Sale  Agreement  dated as of
                      March 15, 1996  between  BancBoston  Mortgage  Corporation
                      (currently  known as HomeSide  Lending,  Inc.) and each of
                      The  First  National  Bank of Boston  (currently  known as
                      BankBoston N.A.), Bank of Boston Connecticut, Rhode Island
                      Hospital Trust  National Bank and Bank of Boston  Florida,
                      N.A.
10.7                  Master  Take-Out  Commitment  dated as of March  15,  1996 between BancBoston Mortgage  Corporation  (currently known as HomeSide Lending,  Inc.) and each of The First National
                      Bank of Boston (currently known as BankBoston, N.A.), Bank
                      of  Boston   Connecticut,   Rhode  Island  Hospital  Trust
                      National Bank and Bank of Boston Florida, N.A.
10.8                  Neighborhood  Assistance  Corporation of America  Mortgage
                      Loan  Take-Out  Commitment  dated  as of  March  15,  1996 between BancBoston Mortgage  Corporation  (currently known as HomeSide Lending,  Inc.) and The First National Bank of
                      Boston (currently known as BankBoston, N.A.)
10.9(TRIANGLE)        PMSR Flow  Agreement  dated as of March 15,  1996  between
                      BancBoston  Mortgage   Corporation   (currently  known  as
                      HomeSide  Lending,  Inc.) and each of The  First  national
                      Bank of Boston (currently known as BankBoston, N.A.), Bank
                      of  Boston   Connecticut,   Rhode  Island  Hospital  Trust
                      National Bank and Bank of Boston Florida, N.A.
10.10(TRIANGLE)       Mortgage Loan  Servicing  Agreement  dated as of March 15,
                      1996 between BancBoston  Mortgage  Corporation  (currently known as  HomeSide  Lending,  Inc.)  and each of the First
                      National Bank of Boston, Bank of Boston Connecticut, Rhode
                      Island  Hospital  Trust  National  Bank and Bank of Boston
                      Florida, N.A.
10.11                 Stock Purchase Agreement dated as of March 4, 1996 between
                      Grant America,  Inc.  (currently known as HomeSide,  Inc.)
                      and Barnett Banks, Inc. (the "BMC Purchase Agreement")
10.12                 Amendment  No.  1,  dated as of May 31,  1996,  to the BMC
                      Purchase Agreement
10.13                 Tax Indemnity  Letter  Agreement dated as of March 4, 1996 between  Barnett  Mortgage  Company  (currently  known  as
                      HomeSide Holdings, Inc.) and Barnett Banks, Inc.
10.14                 Amended and Restated Shareholder Agreement dated as of May
                      31, 1996 among HomeSide, Inc. and the shareholders thereof
10.15                 Amended and Restated  Registration  Rights Agreement dated as of May 31,  1996  between  HomeSide,  Inc.  and certain shareholders thereof
10.16                 Marketing  Agreement  dated  as of May  31,  1996  between
                      HomeSide, Inc. and Barnett Banks, Inc.
10.17                 Transitional  Services  Agreement dated as of may 31, 1996 between  Barnett Banks,  Inc.,  Barnett  Mortgage  Company
                      (currently known as HomeSide Holdings, Inc.) and HomeSide,
                      Inc.
10.18                 Operating  Agreement  dated  as of May  31,  1996  between
                      HomeSide Lending, Inc. and Barnett Banks, Inc.
10.19(TRIANGLE)       Mortgage Loan Servicing  Agreement dated as of April, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.
10.20(TRIANGLE)       PMSR  Flow  Agreement  dated  as of May 31,  1996  between
                      HomeSide Lending, Inc. and Barnett Banks, Inc.

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

10.44                 Management  Stockholder Agreement dated as of May 15, 1996 between HomeSide,  Inc., The First National Bank of Boston
                      (currently known BankBoston,  N.A.),  Thomas H. Lee Equity
                      Fund III,  L.P. and certain  affiliates  thereof,  Madison
                      Dearborn Capital  Partners,  L.P. and certain employees of
                      HomeSide Lending, Inc. and its subsidiaries
10.45                 Management  Agreement  dated  as of May 31,  1996  between
                      HomeSide Lending, Inc. and Barnett Banks, Inc.
10.46                 Form of HomeSide Severance Agreement
10.47                 Loan and Security Agreement dated January 15, 1997 between
                      HomeSide  Lending,  Inc.  and  The  Chase  Manhattan  Bank
                      (incorporated  by  reference  to  Company's   Registration
                      Statement on Form S-1 Registration No. 333-17685).
10.48*                First  Amendment  dated  February  28,  1997 to  Loan  and
                      Security Agreement dated January 15, 1997 between HomeSide
                      Lending, Inc. and The Chase Manhattan Bank
10.49*                Second Amendment dated March 31, 1997 to Loan and Security
                      Agreement dated January 15, 1997 between HomeSide Lending,
                      Inc. and The Chase Manhattan Bank.
10.50*                Loan and Security  Agreement  dated March 14, 1997 between
                      HomeSide Lending,  Inc. and Merrill Lynch Mortgage Capital
                      Inc.
10.51*                First  Amendment dated March 31, 1997 to Loan and Security
                      Agreement dated March 14, 1997 between  HomeSide  Lending,
                      Inc. and Merrill Lynch Mortgage Capital Inc.
10.52*                Third  Amendment dated April 11, 1997 to Loan and Security
                      Agreement dated January 15, 1997 between HomeSide Lending,
                      Inc. and The Chase Manhattan Bank.
10.53*                Second Amendment dated April 14, 1997 to Loan and Security
                      Agreement dated March 14, 1997 between  HomeSide  Lending,
                      Inc. and Merrill Lynch Mortgage Capital Inc.
10.54*                Fourth Amendment dated April 29, 1997 to Loan and Security
                      Agreement dated January 15, 1997 between HomeSide Lending,
                      Inc. and The Chase Manhattan Bank.
10.55*                Third  Amendment dated April 29, 1997 to Loan and Security
                      Agreement dated March 14, 1997 between  HomeSide  Lending,
                      Inc. and Merrill Lynch Mortgage Capital Inc.
10.56                 Amendment  dated as of  September  30,  1997 to the Credit
                      Agreement  dated as of January 31, 1997  (incorporated  by reference  to  Quarterly  Report on Form 10-Q of Company's for Quarter ended November 30,1997).
10.57*                Second  Amendment  dated as of  December  31,  1997 to the
                      Credit Agreement dated as of January 31, 1997.
10.58*                Employment     Agreement    and     Confidentiality    and
                      Non-Competition  Agreement,  each dated as of October  25,
                      1997,  each  between  HomeSide  Lending,  Inc.  and Joe K.
                      Pickett.
10.59*                Employment     Agreement    and     Confidentiality    and
                      Non-Competition  Agreement,  each dated as of October  25,
                      1997,  each  between  HomeSide  Lending,  Inc. and Hugh R.
                      Harris.
10.60*                Employment     Agreement    and     Confidentiality    and
                      Non-Competition  Agreement,  each dated as of October  25,
                      1997,  each between  HomeSide  Lending,  Inc. and Kevin D.
                      Race.
10.61*                Employment     Agreement    and     Confidentiality    and
                      Non-Competition  Agreement,  each dated as of October  25,
                      1997,  each  between  HomeSide  Lending,  Inc. and William
                      Glasgow.
10.62*                Employment     Agreement    and     Confidentiality    and
                      Non-Competition  Agreement,  each dated  October 25, 1997, each between HomeSide Lending, Inc., and Mark F. Johnson.
10.63**               HomeSide Lending, Inc. Long Term Incentive Plan.
10.64**               NAB  Group - USA  Deferred  Compensation  Plan,  effective
                      February 10, 1998.
10.65**               Revolving  Credit  Agreement  dated as of October 18, 1999 among  HomeSide  Lending,  the  lenders  thereto and Chase
                      Manhattan Bank as Administrator.
10.66                 Unsecured  Revolving  Credit Agreement and Promissory Note
                      dated June 23, 1998  between  HomeSide  Lending,  Inc. and
                      National  Australia Bank (incorporated by reference to the
                      Company's  Quarterly  Report on Form 10-Q for the  quarter ended June 30, 1998).
10.67                 First Amendment dated June 22, 1999 to Unsecured Revolving
                      Credit  Agreement  dated June 23,  1998  between  HomeSide
                      Lending  ,  Inc.  and  National   Australia  Bank  Limited
                      (incorporated  by  reference  to the  Company's  Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 1999)
10.68                 Amended and Restated  Renewal  Promissory  Note dated June
                      22, 1999  between  HomeSide  Lending,  Inc.  and  National
                      Australia Bank Limited  (incorporated  by reference to the
                      Company's  Quarterly  Report on Form 10-Q for the  quarter ended June 30, 1999)
10.69***              Second   Amendment   dated  June  21,  2000  to  Unsecured
                      Revolving Credit Agreement between HomeSide Lending,  Inc.
                      and National Australia Bank Limited.
10.70***              Second Amended and Restated Renewal  Promissory Note dated
                      June 21, 2000 between HomeSide Lending,  Inc. and National
                      Australia   Bank  Limited.   10.71***   Revolving   Credit
                      Agreement  dated as of October  16,  2000  among  HomeSide
                      Lending, the lenders thereto and Chase Manhattan as Administrator.

10.72***              Trust  under NAB Group - USA  Deferred  Compensation  Plan
                      Dated as of July 6, 2000 between HomeSide Lending Inc, and
                      SunTrust Bank.
10.73+                Third Amendment dated June 20, 2001 to Unsecured Revolving
                      Credit  Agreement  between  HomeSide  Lending,   Inc.  and
                      National Australia Bank Limited.
10.74+                Third Amended and Restated  Renewal  Promissory Note dated
                      June 20, 2001 between HomeSide Lending,  Inc. and National
                      Australia Bank Limited.
10.75+                Unsecured  Revolving  Credit Agreement dated July 31, 2001 between HomeSide Lending, Inc. and National Australia Bank
                      Limited.
10.76+                Promissory  Note  dated  July 31,  2001  between  HomeSide
                      Lending, Inc. and National Australia Bank Limited.
10.77+                Employment  Agreement  with Hugh R.  Harris  dated May 17,
                      2001.
10.78+                Employment  Agreement  with  Kevin D.  Race  dated May 17,
                      2001.
10.79+                Employment  Agreement  with W. Blake  Wilson dated May 17,
                      2001.
10.80+                Employment  Agreement  with Mark F. Johnson  dated May 17,
                      2001.
10.81+                Employment  Agreement with William Glasgow,  Jr. dated May
                      17, 2001.
10.82+                Reserved for future use.
10.83+                Reserved for future use.
10.84+                Reserved for future use.
10.85(TRIANGLE)       HomeSide Lending, Inc. 2001 Long-Term Incentive Plan dated
(TRIANGLE)+           as of October 1, 2001.
10.86+                First Amended NAB Group-USA  Deferred  Compensation  Plan,
                      amended November 14, 2000.
10.87+                Second Amended NAB Group-USA  Deferred  Compensation Plan,
                      amended March 20, 2001.
10.88+                Third Amended NAB Group-USA  Deferred  Compensation  Plan,
                      amended May 31, 2001.
10.89+                Asset   Purchase/Liability   Assumption   Agreement  dated
                      December 11, 2001.
21.1                  List of subsidiaries of HomeSide International, Inc.
27.1                  Financial Data Schedule

----------
* Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s (a wholly-owned subsidiary of the Registrant) Registration Statement on Form S-1, Registration No. 333-21193

(TRIANGLE) Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.

** Incorporated by reference to Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1999.
*** Incorporated by reference to Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2000.

----------
+ Filed Herewith.

(TRIANGLE)(TRIANGLE) Confidential treatment of a portion of this document has been requested.

     (b)  Reports on form 8-K

     HomeSide International filed no reports on form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HomeSide International, Inc.
                                             (Registrant)

                                             By:
                                                   --------/s/--------------
                                                   Joseph J. Whiteside
                                                   Chairman, Chief Executive
                                                   Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                             Title                                  Date
         ---------                             -----                                  ----

                       Chairman, Chief Executive Officer and Director     December 27, 2001
   ------/s/---------
  Joseph J. Whiteside

                       President, Chief Operating Officer and Director    December 27, 2001
   ------/s/ -------
  Gary W. Fiedler

                       Vice President and Chief Financial Officer         December 27, 2001
   ------/s/--------
  Susan E. Lester

                       Director                                           December 27, 2001
   ------/s/--------
  Tzu Ming Lao

                       Director                                           December 27, 2001
   -----------------
  Robert MC. Prowse

                       Director                                           December 27, 2001
   -----------------
  Richard E. McKinnon