Form 10-Q
period 2001-12-31
HOMESIDE INTERNATIONAL INC
filed 2002-02-14
CIK 1016628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2001

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

      Title of each class                             Outstanding at February 14, 2002
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
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                DECEMBER 31, 2001    SEPTEMBER 30, 2001
                                                                                -----------------    ------------------
ASSETS

Cash and cash equivalents                                                          $   213,693           $   703,439
Mortgage loans held for sale, net                                                    2,115,961             1,845,766
Mortgage servicing rights, net                                                       3,109,322             2,615,225
Risk management instruments at fair value, net                                          63,265               437,758
Early pool buyout advances                                                             225,062                55,595
Accounts receivable, net                                                               408,824               488,918
Premises and equipment, net                                                             79,585                81,811
Other assets                                                                            54,094                49,933
                                                                                   -----------           -----------
Total Assets                                                                       $ 6,269,806           $ 6,278,445
                                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                           $   617,524           $ 1,020,255
Notes payable                                                                        2,537,898             2,148,000
Long-term debt                                                                       1,814,524             1,821,551
Deferred income taxes, net                                                               3,667                 8,350
                                                                                   -----------           -----------
Total Liabilities                                                                    4,973,613             4,998,156
                                                                                   -----------           -----------

Stockholder's Equity:
Common stock:
    Class A common stock, $.01 par value, 100 shares authorized and 1.724
        shares issued and outstanding                                                       --                    --
    Class C non-voting common stock, $1.00 par value, 195,000 shares
        authorized and 0 shares issued and outstanding                                      --                    --
Additional paid-in capital                                                           3,199,302             3,199,302
Accumulated deficit                                                                 (1,894,797)           (1,902,687)
Accumulated other comprehensive loss                                                    (8,312)              (16,326)
                                                                                   -----------           -----------
Total Stockholder's Equity                                                           1,296,193             1,280,289
                                                                                   -----------           -----------
Total Liabilities and Stockholder's Equity                                         $ 6,269,806           $ 6,278,445
                                                                                   ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                              FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                                                            ENDED DECEMBER 31, 2001    ENDED DECEMBER 31, 2000
                                                                            -----------------------    -----------------------
REVENUES:

Mortgage servicing fees                                                              $ 221,947                $ 208,198
Amortization of mortgage servicing rights                                             (191,585)                (120,262)
Risk management of mortgage servicing rights                                           601,290                  365,472
Valuation provision of mortgage servicing rights                                      (597,371)                (624,861)
                                                                                     ---------                ---------
    Net servicing revenue (expense)                                                     34,281                 (171,453)

Interest income                                                                         34,518                   28,684
Interest expense                                                                       (26,685)                 (47,881)
                                                                                     ---------                ---------
    Net interest revenue (expense)                                                       7,833                  (19,197)

Net mortgage origination revenue                                                        64,326                   22,623
Other income                                                                             3,897                    5,803
                                                                                     ---------                ---------
    Total Revenues (Expenses)                                                          110,337                 (162,224)

EXPENSES:

Salaries and employee benefits                                                          42,062                   29,879
Occupancy and equipment                                                                 11,555                    9,838
Servicing losses on investor-owned loans and foreclosure-related
expenses                                                                                 5,906                   10,091
Goodwill amortization                                                                       --                    8,785
Other expenses                                                                          18,924                   19,357
                                                                                     ---------                ---------
    Total Expenses                                                                      78,447                   77,950

Income (Loss) before income taxes and cumulative effect of a change in
accounting principle                                                                    31,890                 (240,174)
Income tax expense (benefit)                                                                --                  (84,493)
                                                                                     ---------                ---------

Income (Loss) before cumulative effect of a change in accounting
principle                                                                               31,890                 (155,681)

Cumulative effect of a change in accounting for derivative instruments
and hedging activities, net of income tax expense of $507                                   --                      883
                                                                                     ---------                ---------

Net income (loss)                                                                       31,890                 (154,798)
                                                                                     ---------                ---------
Other comprehensive income, net of tax:
     Cumulative effect of a change in accounting for derivative
     instruments and hedging activities                                                     --                   (9,133)
     Net gains/(losses) on current period cash flow hedges                               8,054                   (2,915)
     Less: reclassification adjustment for losses included in net
     income                                                                                (40)                   9,082
                                                                                     ---------                ---------
Other comprehensive income (loss)                                                        8,014                   (2,966)
                                                                                     ---------                ---------

Comprehensive income (loss)                                                          $  39,904                $(157,764)
                                                                                     =========                =========


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                                               ENDED DECEMBER 31, 2001  ENDED DECEMBER 31, 2000
                                                                               -----------------------  -----------------------
CASH FLOWS  (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                                                   $  31,890                $(154,798)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
  Amortization of mortgage servicing rights                                           191,585                  120,262
  Depreciation and amortization                                                         6,070                   12,272
  Cumulative effect of a change in accounting for derivative instruments
  and hedging activities, net                                                              --                     (883)
  Change in fair value of net hedged assets & derivatives                             528,514                 (279,724)
  Change in value of mortgage servicing rights due to hedged risk                  (1,050,361)                      --
  Valuation provision of mortgage servicing rights                                    597,371                  624,861
  Servicing losses on investor-owned loans                                                613                    3,560
  Change in deferred income tax liability                                              (4,684)                 (84,484)
  Origination, purchase and sale of loans held for sale, net of
      repayments                                                                     (321,524)                 125,026
  Change in accounts receivable                                                        79,096                  (13,122)
  Change in other assets and accounts payable and accrued liabilities                (578,330)                  50,782
                                                                                    ---------                ---------
Net cash (used in) provided by operating activities                                  (519,760)                 403,752

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                                (3,120)                  (6,082)
Acquisition of mortgage servicing rights                                             (232,692)                (437,385)
Net cash (used for) provided from risk management contracts                          (101,460)                  45,605
Net early pool buyout reimbursements                                                    3,012                   14,410
                                                                                    ---------                ---------
Net cash used in investing activities                                                (334,260)                (383,452)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net repayments to banks                                                               (95,000)                 (61,400)
Issuance of commercial paper, net of repayments                                       484,898                 (235,000)
Issuance of medium-term notes                                                              --                  250,000
Payment of debt issue costs                                                            (1,544)                  (1,536)
Repayment of long-term debt                                                               (80)                     (79)
Dividends paid to Parent                                                              (24,000)                 (24,000)
                                                                                    ---------                ---------
Net cash provided by (used in) financing activities                                   364,274                  (72,015)

Net decrease in cash and cash equivalents                                            (489,746)                 (51,715)
Cash and cash equivalents at beginning of period                                      703,439                  110,737
                                                                                    ---------                ---------
Cash and cash equivalents at end of period                                          $ 213,693                $  59,022
                                                                                    =========                =========

Supplemental disclosure of cash flow information:
Interest paid                                                                       $  32,652                $  50,818
Income taxes paid                                                                   $   4,690                $       2
Income taxes refunded                                                               $       6                $      14
Impact of cash flow hedges on other comprehensive income, net                       $   8,014                $   2,966
Impact of removal of account provision on early pool buyout advances                $ 172,495                $      --


   The accompanying notes are an integral part of these financial statements.

                          HOMESIDE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amounts of contingent liabilities at the date of the financial statements. Actual results may differ from those estimates. Certain balances relating to the three months ended December 31, 2000 may have been reclassed to conform with the presentation for the three months ended December 31, 2001.

Operating results for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2001 of HomeSide International, Inc. (the "Company").

On December 11, 2001, the National announced the sale of HomeSide's operating platform and certain of its operating assets to Washington Mutual Bank, FA ("WaMu"). As such, WaMu will acquire all of HomeSide's servicing technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company will retain the mortgage servicing rights asset ("MSR") and related financial hedges. Following the consummation of the transactions contemplated by the Asset Purchase/Liability Assumption Agreement with WaMu, HomeSide's servicing portfolio will be subserviced by WaMu. The transaction is anticipated to close during the first calendar quarter of 2002, subject to customary closing conditions.

The operations of the Company will change substantially upon the consummation of the Asset Purchase/Liability Assumption Agreement with WaMu, as described above. The Company will retain the mortgage servicing rights asset which exists as of the date of the transaction and continue to receive the servicing fees associated with the asset, net of subservicing fees which will be distributed to WaMu. The Company will no longer originate loans for resale. As a result, the Company would expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset as of the transaction date are repaid. The cash flows associated with the mortgage servicing rights asset will be used to repay the Company's debt obligations and return capital to the National.


2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights and interest rate swaps for debt instruments are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. Margin deposits with counterparties amounted to approximately $167.0 million at December 31, 2001 and $506.7 million at September 30, 2001. The Company also maintained margin deposits on behalf of counterparties of $97.7 million at December 31, 2001 and $662.3 million at September 30, 2001.


3.    MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2001                      $ 2,615,225
Additions                                            232,692
Amortization                                        (191,585)
Change in value due to hedged risk                 1,050,361
Valuation provision                                 (597,371)
                                                 -----------

Balance, December 31, 2001                       $ 3,109,322
                                                 ===========

Mortgage servicing rights are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value, based on discounted anticipated future net cash flows. At December 31, 2001, the estimated fair value of the mortgage servicing rights approximated carrying value. The valuation used the following assumptions: a weighted-average discount rate of 10.13% and a weighted-average prepayment speed of 280.

Activity in the valuation reserve for mortgage servicing rights for the three months ending December 31, 2001 is as follows (in thousands):

Balance, September 30, 2001               $2,556,450
Additions                                    597,371
Recoveries                                        --
                                          ----------
Balance, December 31, 2001                $3,153,821
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

The Company adopted SFAS 133 as required during the first quarter of fiscal year 2001. Accordingly, all derivative instruments are recognized on balance sheet at fair value and are designated either as fair value hedges, cash flow hedges, or are non-designated pursuant to the Company's risk management policies. At October 1, 2000, the Company recognized a cumulative-effect transition adjustment of $1.4 million to increase pre-tax income for the effect of the change in accounting principle. Additionally, the Company recognized a pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million.

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

Following is a summary of the net ineffectiveness recognized on non-designated risk management hedging relationships related to the pipeline at December 31, 2001 and 2000, respectively (in thousands):


                                                                      FOR THE THREE           FOR THE THREE
                                                                       MONTHS ENDED            MONTHS ENDED
                                                                      DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                      ----------------------------------------
(Losses)/Gains on IRLCs recognized to income                               $(18,463)               $ 17,692

Gains/(Losses) on mortgage forward delivery contracts                        19,862                 (13,818)
Gains/(Losses) on options contracts                                          17,772                  (1,546)
                                                                      ----------------------------------------
   Total gains/(losses) recognized to income                                 37,634                 (15,364)

Net ineffectiveness recognized on non-designated derivatives               $ 19,171                $  2,328
                                                                      ========================================


(Losses)/gains on interest rate lock commitments represent decreases/increases in the value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at December 31, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $19.3 million of the losses recognized on IRLCs (reported for the three months ended December 31, 2001, above) were applied to the initial basis of the underlying loans funded and are included in the carrying amount of loans held for sale at December 31, 2001. The balance of the gains totaling $0.8 million are recognized as open derivative contracts at December 31, 2001 and are recorded at fair value in the consolidated balance sheets. The net ineffectiveness of non-designated risk management relationships (related to the pipeline) is included in net mortgage origination revenue in the accompanying consolidated statements of income and comprehensive income.

Mortgage Inventory

The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review, collateral document preparation and other pooling requirements necessary to consummate the sale and/or securitization. Based on the status of such, as well as historical delivery patterns and investor settlement dates, the Company is able to forecast the amount and timing of loan sales. Approximately $1.74 billion of the Company's loans at December 31, 2001 are conforming loans which have been underwritten pursuant to the requirements of the secondary marketing agencies, such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA") as appropriate. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. At December 31, 2001, $1.74 billion of mortgage forward delivery contracts were designated as cash flow hedges. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the forecasted loan sales as well as its risk management objective and strategy for undertaking the hedge transactions. The dollar amount of the forward delivery contracts along with the underlying rate and terms of the contracts are equivalent to the forecasted loan sales that are probable of occurring. Hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and pricing risk to the Company.

Mortgage loans held for sale at December 31, 2001 include non-conforming loans aggregating $381.7 million, which will be sold, to non-agency, private investors. During the three-month period ended December 31, 2001, losses of $2.5 million on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and are included in net mortgage origination revenue in the accompanying consolidated statements of income and comprehensive income.

The fair values of risk management hedging relationships at December 31, 2001 are as follows (in thousands):


Mortgage Pipeline:
IRLCs at period end                                                   $    834
Non-designated mortgage forward delivery contracts                      19,862
Options on mortgage-backed securities                                   11,895
                                                                      --------
   Total fair value of pipeline derivatives                             32,591

Mortgage Inventory:
Designated mortgage forward delivery contracts                          (5,256)
Non-designated mortgage forward delivery contracts                       1,038
                                                                      --------
   Total fair value of derivatives related to inventory                 (4,218)


Net asset recorded for fair value derivatives                         $ 28,373
                                                                      ========


At December 31, 2001, the carrying value of mortgages held for sale approximated fair value of $2.116 billion. Cumulative losses related to the hedge instruments in the amount of $5.26 million were recorded in OCI at December 31, 2001 and will be reclassified to earnings during the next 90 days, concurrent with the recognition in earnings of the changes in cash flows of the forecasted loans sales.

Transition Adjustments and Current Period Activity in OCI

As previously discussed, the cumulative effect of the adoption of SFAS 133 was to increase pre-tax net income by $1.4 million. This amount relates solely to the mortgage pipeline at October 1, 2000 and represents the net effect of the adjustments necessary to record IRLCs and the related non-designated derivatives at fair value.

The pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million relates solely to the hedging activities of the mortgage inventory at October 1, 2000. Specifically, this amount represents the cumulative losses (to September 30, 2000) of mortgage forward delivery contracts that were off-balance sheet prior to the adoption of SFAS 133. Such cumulative losses did not exceed cumulative unrealized gains in the designated mortgage inventory at October 1, 2000. Pursuant to the requirements of SFAS 133, cumulative gains in OCI of $0.04 million, net of tax, were reclassified to earnings during the three months ended December 31, 2001, concurrent with the recognition of the losses (or unfavorable variability in cash flows) of the related forecasted loan sales that were settled. Gains and losses on such hedge relationships are included in net mortgage origination revenue in the accompanying consolidated statements of income and comprehensive income.

Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the three months ended December 31, 2001 and 2000, respectively (in thousands):

                                                                                                TAX
                                                                            BEFORE-TAX        (EXPENSE)          NET-OF-TAX
                                                                              AMOUNT         OR BENEFIT            AMOUNT
                                                                          ---------------------------------------------------
Balance at September 30, 2000                                               $     --           $    --           $     --
Cumulative effect of a change in accounting for hedging activities           (14,383)            5,250             (9,133)
Net losses on current period cash flow hedges                                 (4,589)            1,674             (2,915)
Reclassification of losses to net income                                      14,302            (5,220)             9,082
                                                                          ---------------------------------------------------
Balance at December 31, 2000                                                $ (4,670)          $ 1,704           $ (2,966)
                                                                          ===================================================


Balance at September 30, 2001                                               $(13,271)          $(3,055)          $(16,326)
Net gains on current period cash flow hedges                                   8,054                --              8,054
Reclassification of gains to net income                                       (3,095)            3,055                (40)
                                                                          ---------------------------------------------------
Balance at December 31, 2001                                                $ (8,312)          $    --          $ (8,312)
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

The Company's risk-management derivative contracts are designated as fair value hedges of the designated mortgage servicing rights (designated portfolios). As permitted by SFAS 133, the "hedged risk" is defined at the beginning of the hedge period and measured as the change in value of the designated portfolios due to changes in the total value of the mortgage servicing portfolio. At the inception of each hedge period, the Company formally documents the relationship between the hedging instruments and the hedged items (representing the individual designated portfolios described above), as well as its risk-management objective and strategy for undertaking the hedging relationships. The Company employs statistical correlation techniques - both at the inception of the hedge period and on an ongoing basis - to formally assess its expectation that changes in the value of the derivative contracts will be highly effective in offsetting changes in the value of the designated hedge portfolios. In its assessment of hedge effectiveness, the Company excludes the change in the value of the derivative contracts due to time decay (theta) which is recorded to current earnings.

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

During the first month of the quarter ended December 31, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 for mortgage servicing rights. As a result, for the month of October 2001 the Company recognized a net gain of $516.5 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. During the months of November and December 2001, the Company qualified for hedge accounting and as such its hedging relationships were highly effective. Accordingly, the decrease in the value of the designated derivative contracts (net of theta) of $1,015.2 million was recorded to earnings along with an increase in the value of the designated mortgage servicing rights of $1,050.4 million. Additionally, pursuant to the guidance provided in Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), the Company recorded a valuation provision totalling $597.4 million for the quarter ended December 31, 2001.

Risk management results related to mortgage servicing rights for the three months ended December 31, 2001 are summarized below and are included in the caption entitled risk management of mortgage servicing rights in the accompanying consolidated statements of income and comprehensive income (in thousands):

Gain on derivative contracts                                            $   516,526

Loss on designated derivative contracts                                  (1,015,172)

Increase in value of designated mortgage servicing rights                 1,050,361
                                                                        -----------
Net hedge ineffectiveness                                                    35,189

Non-designated derivatives and excluded component (time decay)               49,575
                                                                        -----------
Total risk management of mortgage servicing rights                      $   601,290
                                                                        ===========

The fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is as follows at December 31, 2001 (in thousands):

Derivatives designated as fair value hedges                           $  31,325

Non-designated derivatives related to non-designated portfolios       $ (29,064)


Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the quarter ended December 31, 2001, the Company had $650 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $650 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not pre-payable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the quarter ended December 31, 2001, the value of the interest rate swap contracts decreased by $(6.8) million and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $33.1 million at December 31, 2001.

Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of the hedge item, or if a forecasted transaction is no longer probable of occurring. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded to earnings. However, in the case of a fair value hedge that is discontinued, the carrying amount of the previously hedged asset or liability may not be adjusted for changes in their fair value, except in the case where a decline in fair value creates impairment to the Company. In the case of a cash flow hedge of a forecasted transaction that is no longer probable of occurring, gains and losses that were previously accumulated in other comprehensive income are immediately recognized to earnings. During the three months ended December 31, 2001, no hedging relationships were terminated.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net losses on these derivatives of $0.02 million for the three months ended December 31, 2001, were recorded to income and were included as a component of risk management results. These results are included as a component of other income in the accompanying consolidated statements of income and comprehensive income.

5.    EARLY POOL BUYOUT SALES AND ADVANCES

On November 30, 1998, HomeSide formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which delinquent mortgage loans were sold to HomeSide Funding. Subsequently, these loans were securitized and sold to the HomeSide Mortgage Loan Buyout Trust 1998-A (the "Trust"). During the three months ended December 31, 2001, no delinquent loans were sold to HomeSide Funding. Effective November 29, 2001, the parties to the Pooling and Servicing Agreement agreed that no additional increases would be made to the outstanding net investment. Accordingly, no future delinquent loan sales are planned to HomeSide Funding. The total principal amount of loans outstanding in the Trust as of December 31, 2001 approximated $316.9 million. At December 31, 2001, the Trust had commercial paper borrowings outstanding of approximately $313.8 million. HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $56.9 million and $33.4 million for the three months ended December 31, 2001 and 2000, respectively. For the three months ended December 31, 2001, fair value was estimated based on the average recovery periods and other economic factors.

Key economic assumptions used in measuring the fair value of HomeSide's retained interests at December 31, 2001 and the effect on the fair value of those retained interests from adverse changes in those assumptions are as follows:


Dollars in thousands                                    DECEMBER 31, 2001
------------------------------------------------------------------------------
Fair value of retained interests                             $ 59,614
Weighted-average expected foreclosure related costs              2.77%
Weighted-average discount rate (annual rate)                   2.48 %
      Impact of 10% adverse change                           $   (507)
      Impact of 20% adverse change                           $ (1,391)
Weighted-average recovery period (in months)                     9.68
      Impact of 10% adverse change                           $   (801)
      Impact of 20% adverse change                           $ (1,712)

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

The following table summarizes cash flows between HomeSide and the securitization special purpose entity:

                                                    FOR THE THREE MONTHS
Dollars in thousands                              ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------
Other cash flows received on retained
interest                                                  $  7,672


Actual credit losses were $1.70 million and $1.76 million for the three months ended December 31, 2001 and 2000, respectively.

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

At December 31, 2001, the early pool buyout advances consist of $33.0 million in delinquent government loans that have been purchased from pools and $192.1 million representing a conditional option to repurchase certain eligible loans from investor pools. When certain conditions are met, the Company has the unilateral right to repurchase certain loans from investor pools which are subject to the removal of account provisions on defaulted loans required by SFAS 140. A corresponding $192.1 million liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

6.    NOTES PAYABLE

Notes payable consist of the following (in thousands):


                                                                             WEIGHTED AVERAGE INTEREST RATE
                                                        TOTAL            ----------------------------------
                                                     OUTSTANDING         AT PERIOD END    DURING THE PERIOD
                                                     -----------         -------------    -----------------
December 31, 2001:
Commercial Paper                                     $  884,898               2.55%            2.74%
National Australia Bank Unsecured Facility            1,653,000               2.03%            2.68%
                                                     ----------
  Total                                              $2,537,898
                                                     ==========

September 30, 2001:
Commercial Paper                                     $  400,000               3.53%            5.06%
National Australia Bank Unsecured Facility            1,748,000               3.46%            5.22%
                                                     ----------
  Total                                              $2,148,000
                                                     ==========


HomeSide has an established commercial paper program, which is supported by an independent syndicate of banks under a credit facility. On December 18, 2001, HomeSide entered into a new back-up facility for $920 million led by JP Morgan Chase Bank (the "Chase Facility"). This agreement replaced HomeSide's previous bank credit facility and is scheduled to terminate on December 17, 2002. Upon consummation of the transactions contemplated by the Asset Purchase/Liability Assumption Agreement (the "Asset Purchase Agreement") dated as of December 11, 2001 with WaMu, it is anticipated that this credit facility will be terminated. Borrowings under the credit facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or (iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. The primary purpose of this credit facility is to provide liquidity back up for HomeSide's commercial paper program. The outstanding commercial paper reduces available borrowings under the credit facility. At December 31, 2001, there were no amounts outstanding under the credit facility and HomeSide was in compliance with all requirements included in the credit agreement.

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


7.    LONG-TERM DEBT

Medium-term notes

As of December 31, 2001, the outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):


    ISSUE DATE             OUTSTANDING BALANCE        COUPON RATE       MATURITY DATE
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
September 15, 2000                 100,000               6.79% *        September 16, 2002
September 15, 2000                  50,000               6.86% *        September 16,2002
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
                                ==========

* Represents initial interest rate for floating rate note

As of December 31, 2001, the outstanding, fixed rate medium-term notes of $650.0 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the quarter ended December 31, 2001, the value of the interest rate swap contracts decreased by $6.8 million and offset the changes in the fair value of the medium-term notes due to hedged risk. The fair value of the interest rate swap contracts designated as fair value hedges of medium-term notes was $33.1 million at December 31, 2001. (See Note 4.) The weighted average borrowing rates on medium-term borrowings issued for the three-month period ended December 31, 2001, including the effect of the interest rate swap agreements, was 3.12%. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisitions of servicing rights.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at December 31, 2001, including the fair value adjustments resulting from the merger with the National, was $21.4 million.


8.    NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, Intangible Assets. This statement addresses how intangible assets should be accounted for in financial statements upon their acquisition and also how they should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets reported in its financial statements. Management does not expect the requirements of this standard to have a significant impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. The statement applies to all entities and covers legal obligations (arising from laws, statutes, contracts, etc.) that an entity must satisfy when disposing of tangible, long-lived assets. SFAS 143 doesn't apply to a lessee's obligations that are considered minimum lease payments or contingent rentals. In addition, obligations that arise solely from a plan to dispose of a long-lived asset in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", are not covered by the provisions of SFAS 143. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this statement to have a material impact on the financial statements.

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


9.    DIVIDENDS

On November 13, 2001 the Company paid dividends to the National in the amount of $24.0 million.


10.   SUBSEQUENT EVENT

On January 31, 2002, the Company extinguished the mortgage note payable for which the main office building was pledged as collateral. The Company recognized a $4.2 million after tax gain on the early extinguishment of debt.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

HomeSide International, Inc. (the "Company" or "HomeSide"), through its wholly owned operating subsidiary, HomeSide Lending, Inc. ("HomeSide Lending), is one of the largest full service residential mortgage banking companies in the United States. The Company is the successor to HomeSide, Inc. (HomeSide, Inc. Predecessor"). On February 10, 1998, National Australia Bank Limited (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. Predecessor was formed through the acquisition of the mortgage banking operations of BankBoston, N.A. ("BBMC Predecessor" to HomeSide, Inc. Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc.

HomeSide is currently headquartered in Jacksonville, Florida, and at December 31, 2001 ranks as the 7th largest mortgage servicer and the 10th largest mortgage loan originator in the United States based on data published by Inside Mortgage Finance. On December 11, 2001, the National announced the sale of HomeSide's operating platform and certain of its operating assets to WaMu. As such, WaMu will acquire all of HomeSide's servicing technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company will retain the mortgage servicing rights asset ("MSR") and related financial hedges. Following the consummation of the transactions contemplated by the Asset Purchase Agreement with WaMu, HomeSide's servicing portfolio will be subserviced by WaMu. The transaction is anticipated to close during the first calendar quarter of 2002, subject to customary closing conditions.

Operating results for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2001 of HomeSide International, Inc.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which indicate future events and trends, identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The operations of the Company will change substantially upon the consummation of the Asset Purchase Agreement with WaMu, as described above. The Company will retain the mortgage servicing rights asset which exists as of the date of the transaction and continue to receive the servicing fees associated with the asset, net of subservicing fees which will be distributed to WaMu. The Company will no longer originate loans for resale. As a result, the Company would expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset as of the transaction date are repaid. The cash flows associated with the mortgage servicing rights asset will be used to repay the Company's debt obligations and return capital to the National. Should the transaction with WaMu, as described above, not be consummated, the following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

Loan Production Activities

HomeSide participates in several origination channels, including wholesale origination (correspondent, co-issue, and broker) and direct origination (HomeSide Solutions) channels. The direct channels include internet, telemarketing, direct mail, and mortgages related to affinity group and co-branding partnerships. HomeSide has also purchased servicing rights in bulk from time to time. Historically, HomeSide's strategy has been to customarily sell all loans that it originates or purchases while retaining the servicing rights to such loans. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. By focusing on production channels with a variable cost structure, HomeSide minimizes the fixed costs associated with traditional mortgage branch offices. Upon consummation of the Asset Purchase Agreement with WaMu, the Company will no longer participate in loan origination through any channels. As a result, the Company would expect revenues and expenses associated with loan origination activities to cease.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-month periods ended December 31, 2001 and 2000 (in millions):

                                             FOR THE THREE          FOR THE THREE
                                              MONTHS ENDED           MONTHS ENDED
                                            DECEMBER 31, 2001      DECEMBER 31, 2000
                                            -----------------      -----------------
            Correspondent                        $ 5,196               $ 2,774
            Co-issue                               5,261                 3,150
            Broker                                 1,728                   722
                                                 -------               -------
              Total wholesale                     12,185                 6,646
            Direct                                   982                   231
                                                 -------               -------
              Total production                    13,167                 6,877
            Bulk acquisitions                         --                13,196
                                                 -------               -------
              Total production and
                Acquisitions                     $13,167               $20,073
                                                 =======               =======


Total loan production, excluding bulk acquisitions, was $13.2 billion for the three months ended December 31, 2001 compared to $6.8 billion for the three months ended December 31, 2000, a 94% increase. The increase was a function of HomeSide's ability to leverage origination alliances, technological enhancements and influences from a more favorable interest rate environment. When interest rates decline, the size of the mortgage origination market increases as home ownership becomes more affordable and as existing mortgagors refinance their loans. Refinances were 65% of HomeSide's production volume for the quarter ended December 31, 2001, compared to 27% for the quarter ended December 31, 2000.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. Although HomeSide did not close on any bulk acquisitions during the quarter, the Company continued to participate in growth opportunities through its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of its Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 19% of HomeSide's production volume for the three months ended December 31, 2001.

Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. With a portfolio size of $181.3 billion, HomeSide services the loans of approximately 2.0 million homeowners from across the United States and endeavors to protect the value of this important asset by a sophisticated risk management strategy. At December 31, 2001, HomeSide was ranked the seventh largest servicer in the United States, with approximately 3.14% market share of the $5.8 trillion single family mortgages outstanding, according to Inside Mortgage Finance.

Upon consummation of the Asset Purchase Agreement, WaMu will acquire all of the Company's servicing technology. The Company will retain the mortgage servicing rights asset that exists as of the transaction date and will continue to receive the servicing fees associated with the asset, net of subservicing fees which will be distributed to WaMu. As a result, the Company would expect the mortgage servicing rights asset and associated revenues to decline over time as the loans underlying the asset are repaid. The Company will no longer originate loans for resale.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-month periods ended December 31, 2001 and 2000 (in millions):

                                                     FOR THE THREE            FOR THE THREE
                                                      MONTHS ENDED             MONTHS ENDED
                                                    DECEMBER 31, 2001        DECEMBER 31, 2000
                                                    -----------------        -----------------
            Balance at beginning of  period               $187,367               $173,310
               Additions, net                               13,123                 20,053
               Scheduled amortization                        1,443                  1,196
               Prepayments                                  17,518                  4,407
               Foreclosures                                    262                    208
                                                          --------               --------
                   Total reductions                         19,223                  5,811
                                                          --------               --------
            Balance at end of period                      $181,267               $187,552
                                                          ========               ========

During the three months ended December 31, 2001, the average long-term mortgage rate, based on the FNMA 30-year commitment rate, declined 118 basis points as compared to the three months ended December 31, 2000. As a result, the decrease in mortgage interest rates resulted in an increase in prepayments as refinancing activity rose.

The number of loans serviced at December 31, 2001 was 1,977,957 compared to 2,098,711 at December 30, 2000.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

Summary

Upon consummation of the Asset Purchase Agreement with WaMu, the operations of the Company will change substantially. WaMu will obtain all of the Company's servicing technology along with certain operating assets and the Company will retain the mortgage servicing rights asset that exists as of the date of the transaction. The Company will continue to receive servicing fees associated with the asset, net of subservicing fees which will be distributed to WaMu. The Company will no longer participate in loan origination. As a result, the Company would anticipate net revenues associated with loan origination activities to cease. The Company would also expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset in existence as of the transaction date are repaid.

HomeSide reported net income of $31.9 million for the three months ended December 31, 2001 compared to a net loss of ($154.8) million for the three months ended December 31, 2000, as restated. Total revenues (expenses) for the three months ended December 31, 2001 were $110.3 million compared to ($162.2) million for the three months ended December 31, 2000, an 168% increase. Net servicing revenue (expense) increased $205.7 million for the three months ended December 31, 2001 compared to the three months ended December 31, 2000, primarily due to the impact of risk management of mortgage servicing rights results recognized in earnings. Net interest revenue (expense) increased primarily due to the widening of the spread between short-term and long-term interest rates. Net mortgage origination revenue increased due to higher production volumes and earnings resulting from the risk management of loan production activities. Total expenses remained relatively flat. Income tax benefit decreased primarily as a result of an increase in income (loss) before income taxes and adjustments to the valuation allowance against certain deferred tax assets of the Company.

Net Servicing Revenue (Expense)

Net servicing revenue (expense) is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization of mortgage servicing rights, valuation provision related to the mortgage servicing rights asset, and the net earnings impact of risk management of mortgage servicing rights. Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans, without the servicing rights, based on relative fair values. The value of servicing rights acquired through bulk acquisitions is capitalized at cost.

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights are evaluated for impairment by comparing the carrying amount of the servicing rights to their estimated fair value. Fair value is estimated based on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum.

Mortgage servicing fees increased 7% to $221.9 million for the three months ended December 31, 2001 compared to $208.2 million for the three months ended December 30, 2000, primarily a result of the average portfolio growth. For the three months ended December 31, 2001, the average servicing portfolio increased by $6.0 billion to $184.5 billion compared to $178.5 billion at December 31, 2000, a 3% increase. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio for the three-month period were 7.42% and 7.59% at December 31, 2001 and 2000, respectively. The weighted average servicing fee, net of guaranty fees and including ancillary income, for the servicing portfolio was 48.1 basis points for the three months ended December 31, 2001 compared to
46.6 basis points for the three months ended December 31, 2000.

Amortization expense was $191.6 million for the three months ended December 31, 2001 compared to $120.3 million for the three months ended December 31, 2000, a 59% increase. Amortization expense increased primarily as a result of increased prepayment speeds associated with declining mortgage interest rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

During the first month of the quarter ended December 31, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 for mortgage servicing rights. As a result, for the month of October 2001 the Company recognized a net gain of $516.5 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. During the months of November and December 2001, the Company qualified for hedge accounting and as such its hedging relationships were highly effective. Accordingly, the decrease in the value of the designated derivative contracts (net of theta) of $1,015.2 million was recorded to earnings along with an increase in the value of the designated mortgage servicing rights of $1,050.4 million. Additionally, pursuant to the guidance provided in Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), the Company recorded a valuation provision totaling $597.4 million for the quarter ended December 31, 2001.

Net Interest Revenue (Expense)

Net interest revenue (expense) is driven by the level of interest rates, the direction in which rates are moving, the associated spread between short- and long-term interest rates and the rates at which HomeSide is able to borrow, and the growth in net assets. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes, the interest income HomeSide earns on its mortgages held for sale and interest rates paid to its lenders. These factors also influence risk management results that affect funding requirements.

Loan refinancing levels are the largest contributors to changes in the size of the mortgage origination market. As interest rates decline, more borrowers refinance their mortgages, resulting in an increase in the mortgage origination market. Higher loan production volume results in higher average balances of mortgages held for sale and consequently higher levels of interest income from interest earned on such loans prior to their sale. This higher level of interest income is partially offset by the lower rates earned on the loans.

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

Net interest revenue (expense) resulted in net revenue of $7.8 million, an increase of $27.0 million compared to net expense of ($19.2) million for the three months ended December 31, 2000. The increase in net interest revenue was partially due to a widening of the spread between short-term and long-term rates. During the three months ended December 31, 2001, the spread between average long-term mortgage rates and short-term LIBOR rates widened by 327 basis points as compared to the three months ended December 31, 2000.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, risk management hedge results, and gains and losses on the sale of loans.

Net mortgage origination revenue was $64.3 million for the three months ended December 31, 2001 compared to $22.6 million for the three months ended December 31, 2000, an 184% increase. This increase was primarily a result of gains recognized in relation to the risk management of loan production activities, see the section below titled Risk Management of Loan Production Activities for additional detail. Also contributing to this increase in income were higher production volumes resulting from the factors previously discussed above in the Loan Production Activities section.

Other Income

Other income decreased 33% to $3.9 million for the three months ended December 31, 2001 compared to $5.8 million for the three months ended December 31, 2000. Other Income was higher for the three months ended December 31, 2000 primarily due to a sale-leaseback transaction involving HomeSide's San Antonio facility, which resulted in the immediate recognition of a $4.5 million gain. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.

Salaries and Employee Benefits

Salaries and employee benefits expense was $42.1 million for the three months ended December 31, 2001 compared to $29.9 million for the three months ended December 31, 2000, a 41% increase. The average number of full-time equivalent employees was 2,716 for the three months ended December 31, 2001 compared to 2,361 for the three months ended December 31, 2000. The increase is attributable to higher prepayment activity, higher total production volumes (excluding bulk acquisitions) resulting in higher commissions, incentives and an increase in temporary and overtime staff.

Occupancy and Equipment

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended December 31, 2001 was $11.6 million compared to $9.8 million for the three months ended December 31, 2000, a 17% increase. The increase in expense was mainly due to increased expenses incurred for maintenance and depreciation relating to enhancements for processing systems and technology upgrades performed in the previous fiscal year.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $5.9 million compared to $10.1 million for the three months ended December 31, 2000. The decrease was mainly attributable to a decline in per unit serving losses resulting from a shift in the geographic mix and composition of the servicing portfolio.

Included in the balance of accounts payable and accrued liabilities at December 31, 2001 is a reserve for estimated servicing losses on investor-owned loans of $13.3 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                                       DECEMBER 31,    DECEMBER 31,
                                                           2001            2000
                                                           ----            ----
Servicing Portfolio Delinquencies, excluding
bankruptcies (at end of period)
          30 days                                          3.55%           3.56%
          60 days                                          0.79%           0.70%
          90+ days                                         0.48%           0.57%
                                                           ----            ----
               Total past due                              4.82%           4.83%
                                                           ====            ====
          Foreclosures pending                             0.79%           0.51%
                                                           ====            ====


Goodwill Amortization

For the three months ended December 31, 2001, no goodwill amortization was recorded. In September 2001, management of the Company determined that the carrying value of goodwill and other intangible assets exceeded its recoverable amount, based on an estimated market sale value of the Company. As a result, the Company recorded an impairment charge of $579.8 million to write-off the goodwill and $10.2 million to write-off other intangible assets. Goodwill amortization was $8.8 million for the three months ended December 31, 2000.

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses of $18.9 million for the three months ended December 31, 2001 was relatively flat compared to $19.4 million for the three months ended December 31, 2000.

Income Tax Benefit

The Company's income tax expense (benefit) was $0.0 for the three months ended December 31, 2001, compared to an income tax benefit of $84.5 million for the three months ended December 31, 2000. Income tax benefit decreased primarily as a result of an increase in income (loss) before income taxes and adjustments to the valuation allowance against certain deferred tax assets of the Company.

Management has previously determined that it is more likely that not that certain deferred tax assets will not be realized. Accordingly, a valuation allowance was established in prior periods.

For the quarter ended December 31, 2001, expected income tax expense, including the effect of state taxes was offset by adjustments to the valuation allowance. Accordingly, no provision for income tax expense (benefit) has been recorded for the quarter ended December 31, 2001. Management continues to maintain a valuation allowance against certain deferred tax assets of the Company.

RISK MANAGEMENT ACTIVITIES

Mortgage banking entities face a broad range of risk that must be proactively managed to achieve success in the industry. The Company utilizes an enterprise-wide risk management structure that is comprised of a common policy framework and a set of controls that are utilized to achieve standardization of risks. Each business function is responsible for using standardized risk assessment templates along with best practice methodology for the identification and quantification of the particular risk it is exposed to and for the implementation of appropriate policies and procedures.

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

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for the three-month period ended December 31, 2001, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivative instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in
Note 4 to the Consolidated Financial Statements.

Market Environment

The market environment during the quarter ended December 31, 2001 was volatile. In response to the slowing US economy, the Federal Reserve lowered interest rates on three occasions during the quarter resulting in a decline in short-term interest rates of 76 basis points. Conversely, after falling significantly through early November 2001, mortgage interest rates began to rise during the quarter resulting in an increase in long-term interest rates of 52 basis points between September 30, 2001 and December 31, 2001, as based on the FNMA 30-year commitment rate.

Despite the sluggish economy, the US housing sector has remained strong. Purchase volumes have been solid and refinancing activities have hit levels not seen since mid-1998. This has resulted in increased production volumes and improved results in the Company's production channels. However, the volatile interest rate environment and extensive refinancing activities have resulted in higher prepayment activity impacting the value of the Company's mortgage servicing right asset.

Continued uncertainties surrounding future monetary policy and the state of the US economy have resulted in significant volatility in interest rate spreads between short and long term rates, placing considerable pressure on the Company's hedge performance. As more fully discussed in Note 4 of the Consolidated Financial Statements, HomeSide utilized a combination of derivative instruments to create a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

Following is a summary of risk management activities and results for the three months ended December 31, 2001:

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

In the aggregate, the Company's strategy involves the use of a combination of mortgage forward delivery commitments and mortgage options to maintain appropriate risk management coverage related to IRLCs. The Company utilizes mortgage forward delivery contracts to hedge a baseline portion of the Company's pipeline composed of interest rate lock commitments that management believes are probable of closing. Additionally, the Company utilizes options on mortgage securities and certain other products to hedge an element of the pipeline which is considered more uncertain of closing, and for which pull-through rates are likely to be volatile. During the quarter ended December 31, 2001, a net gain of approximately $15.4 million attributable to pipeline hedging results was recognized to earnings and is included in net mortgage origination revenue. Pursuant to the requirements of SFAS 133 (which are discussed in Note 4 of the Consolidated Financial Statements) interest rate lock commitments and related risk management derivative instruments are accounted for as non-designated derivatives with changes in their values recorded to current earnings.

Interest rate lock commitments that are ultimately funded (closed) are classified as loans held for sale and are included in the Company's mortgage inventory. Closed loans in the mortgage inventory are also subject to interest rate and pricing risk. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. Pursuant to the terms of SFAS 133, the Company accounts for the forward delivery contracts as cash flow hedges of forecasted loan sales. The forward contracts achieve effective offset against the changes in the value of the loans in that the forward contracts effectively fix the future loan delivery price. At December 31, 2001, losses on forward delivery contracts of $5.3 million were included in other comprehensive income ("OCI"). Pursuant to the requirements of SFAS 133, the unrealized losses in OCI will be recognized to earnings on the loan settlement dates, as the forecasted loan sales are consummated over the next 90 days.

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

The value of mortgage servicing rights is extremely sensitive to changes in interest rates since interest rates are the primary driver of actual and projected prepayment rates. As interest rates decline, prepayment rates increase as a result of actual and expected refinancing activities of borrowers. As a result, the value of mortgage servicing rights decreases in value as interest rates decline and, generally, at accelerating rates depending in large measure on the note rates of the underlying loans in relation to market interest rates. The value of the Company's mortgage servicing rights is based on the present value of expected cash flows received over the life of the loan using vendor models which incorporate prepayment estimates to forecast estimated future servicing revenues, servicing costs, ancillary revenues, escrow earnings, credit losses and other expenses. Prior to the quarter ended September 30, 2001, the Company estimated future prepayment speeds based on the application of a forward interest rate bias. In considering the National's intent to pursue a sale of HomeSide and the lack of liquidity in the market, as well as other increasing uncertainties relating to the interest rate environment, the Company estimated future prepayment speeds based on a static method during the quarter ended September 30, 2001 and continuing through the current quarter ended December 31, 2001.

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

The Company's risk-management derivative contracts are designated as fair value hedges of the designated mortgage servicing rights (designated portfolios). As permitted by SFAS 133, the "hedged risk" is defined at the beginning of the hedge period and measured as the change in value of the designated portfolios due to changes in the total value of the mortgage servicing portfolio. At the inception of each hedge period, the Company formally documents the relationship between the hedging instruments and the hedged items (representing the individual designated portfolios described above), as well as its risk-management objective and strategy for undertaking the hedging relationships. The Company employs statistical correlation techniques - both at the inception of the hedge period and on an ongoing basis - to formally assess its expectation that changes in the value of the derivative contracts will be highly effective in offsetting changes in the value of the designated hedge portfolios. In its assessment of hedge effectiveness, the Company excludes the change in the value of the derivative contracts due to time decay (theta) which is recorded to current earnings.

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

During the first month of the quarter ended December 31, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 for mortgage servicing rights. As a result, for the month of October 2001 the Company recognized a net gain of $516.5 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. During the months of November and December 2001, the Company qualified for hedge accounting and as such its hedging relationships were highly effective. Accordingly, the decrease in the value of the designated derivative contracts (net of theta) of $1,015.2 million was recorded to earnings along with an increase in the value of the designated mortgage servicing rights of $1,050.4 million. Additionally, pursuant to the guidance provided in Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), the Company recorded a valuation provision totaling $597.4 million for the quarter ended December 31, 2001.

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

Risk Management of Corporate Funding

As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's commercial paper program and its short-term facility with the National. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the three-months ended December 31, 2001, the Company was party to $650 million in interest rate swaps which were effective in converting $650 million of medium-term notes to LIBOR-based funding. As discussed in Note 4 to the Consolidated Financial Statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks and from the National, commercial paper, medium-term notes and cash flow from operations. In the past, the Company has also utilized short-term credit facilities. Upon consummation of the transaction contemplated by the Asset Purchase Agreement with WaMu, the Company would expect principal financing needs to be the financing of the retained mortgage servicing rights asset along with related financial hedges and operating expenses. The Company would expect that to the extent cash generated from the closing proceeds and the retained assets is inadequate to meet its liquidity needs, those needs can be met through external facilities and inter-company borrowings with the National.

Operations

Net cash used in operations was $519.8 million for the quarter ended December 31, 2001. Net cash provided by operations was $403.8 million for the quarter ended December 31, 2000. For the quarter ended December 31, 2001, the primary uses of cash in operations were to fund loan origination and pay corporate expenses. Cash provided from servicing fee income, loan sales and principal repayments partially offset these uses of cash. For the quarter ended December 31, 2000, cash provided from servicing fee income, loan sales and principal repayments were partially offset by cash used for the origination and purchase of mortgage loans held for sale. Cash flows from loan origination are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales. Increases in long term rates generally result in lower loan refinancing activity, which results in lower cash demands to meet production levels.

Investing

Net cash used in investing activities for the quarters ended December 31, 2001 and 2000 was $334.3 million and $383.5 million, respectively. For the quarter ended December 31, 2001, cash was used primarily for the purchase of mortgage servicing rights and for the purchase of risk management contracts. For the quarter ended December 31, 2000, cash used in investing activities was primarily for the purchase of mortgage servicing rights and purchases of premises and equipment. For the quarter ended December 31, 2000, cash was provided by proceeds from risk management contracts and early pool buyout reimbursements.

Financing

Net cash provided by financing activities for the quarter ended December 31, 2001 was $364.3 million. Net cash used in financing activities for the quarter ended December 31, 2000 was $72.0 million. For the quarter ended December 31, 2001, the primary source of cash was from the issuance of commercial paper. This inflow was partially offset by the repayment of borrowings from the National and dividends paid to the National. For the quarter ended December 31, 2000, cash was used for the repayment of commercial paper, repayment of borrowings from HomeSide's line of credit, payment of debt issue costs, and dividends to the Parent. Uses of cash were partially offset by the issuance of medium term notes.


OFF-BALANCE SHEET ARRANGEMENTS

On November 30, 1998, HomeSide formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which delinquent mortgage loans were sold to HomeSide Funding. Subsequently, these loans were securitized and sold to the HomeSide Mortgage Loan Buyout Trust 1998-A (the "Trust"). During the three months ended December 31, 2001, no delinquent loans were sold to HomeSide Funding. Effective November 29, 2001, the parties to the Pooling and Servicing Agreement agreed that no additional increases would be made to the outstanding net investment. Accordingly, no future delinquent loan sales are planned to HomeSide Funding. The total principal amount of loans outstanding in the Trust as of December 31, 2001 approximated $316.9 million. At December 31, 2001, the Trust had commercial paper borrowings outstanding of approximately $313.8 million. HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $56.9 million and $33.4 million for the three months ended December 31, 2001 and 2000, respectively. For the three months ended December 31, 2001, fair value was estimated based on the average recovery periods and other economic factors.

Key economic assumptions used in measuring the fair value of HomeSide's retained interests at December 31, 2001 and the effect on the fair value of those retained interests from adverse changes in those assumptions are as follows:

Dollars in thousands                                       DECEMBER 31, 2001
------------------------------------------------------------------------------
Fair value of retained interests                                 $59,614
Weighted-average expected foreclosure related costs                2.77%
Weighted-average discount rate (annual rate)                       2.48%
     Impact of 10% adverse change                                $  (507)
     Impact of 20% adverse change                                $(1,391)
Weighted-average recovery period (in months)                        9.68
     Impact of 10% adverse change                                $  (801)
     Impact of 20% adverse change                                $(1,712)

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

The following table summarizes cash flows between HomeSide and the securitization special purpose entity:

                                                      FOR THE THREE MONTHS
Dollars in thousands                                 ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------
Other cash flows received on retained interest             $7,672

Actual credit losses were $1.70 million and $1.76 million for the three months ended December 31, 2001 and 2000, respectively.


QUANTITATIVE AND QUALITATIVE MARKET RISK

There have been no material changes in the Company's market risk from September 30, 2001. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 2001 of HomeSide International, Inc. Additionally, the results of HomeSide's risk management programs and the associated accounting for derivative instruments and hedging activities pursuant to SFAS 133, as amended, is more fully described in Note 4 to the Consolidated Financial Statements.

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

In recent years, the mortgage banking industry has been subject to class action lawsuits, which allege violations of federal and state laws and regulations, including the propriety of collecting and paying various fees and charges. Class action lawsuits may be filed in the future against the mortgage banking industry.


ITEM 6.  Exhibits and Reports on Form 8-K


(a)   The following documents are filed as a part of this Report:

Number      Description
------      -----------
10.82       Employment Agreement with Joseph J. Whiteside dated September 1, 2001.
10.83       Employment Agreement with Gary W. Fiedler dated September 1, 2001.
10.84       Employment Agreement with Susan E. Lester dated October 22, 2001.

(b)   Reports on Form 8-K

      HomeSide International, Inc. filed no reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HomeSide International, Inc.
                           ----------------------------
                           (Registrant)

Date: February 14, 2002    By: /s/Joseph J. Whiteside
                                  ----------------------------------------------
                                  Joseph J. Whiteside
                           Chief Executive Officer (Principal Executive Officer)


Date: February 14, 2002    By: /s/Susan E. Lester
                                  ----------------------------------------------
                                  Susan E. Lester
                           Executive Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)